Form 10QSB
period 2003-09-30
CENTENNIAL SPECIALTY FOODS CORP
filed 2003-12-15
CIK 1227167

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                     For The Quarterly Period Ended September 30, 2003

                             Commission File Number: 001-31816

                           Centennial Specialty Foods Corporation
             (Exact name of registrant as specified in its charter as amended)

                   Colorado                                    55-0825751
----------------------------------------------   ---------------------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification No.)
               or organization)

       400 Inverness Parkway, Suite 200
             Englewood, Colorado                                  80112
----------------------------------------------   ---------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                   (303) 414-4613
--------------------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

Yes ____   No ___X___

Number  shares of common  stock  outstanding  at the  latest  practicable  date:
October 29, 2003: 5,050,000.

                     CENTENNIAL SPECIALTY FOODS CORPORATION

                                      INDEX
                                      -----

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
      December 31, 2002

      Consolidated Unaudited Statements of Operations For the Three and Nine Months
      Ended September 30, 2003 and September 30, 2002

      Consolidated Unaudited Statements of Cash Flows For the Nine
      Months Ended September 30, 2003 and September 30, 2002

      Notes to Consolidated Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                           CENTENNIAL SPECIALTY FOODS CORPORATION
                                       Balance Sheets

                                                      September 30,   December 31,
                                                           2003           2002
                                                      -------------- -------------
                                                       (Unaudited)
                                      ASSETS
Current assets
     Cash                                             $       97,176 $     379,545
     Accounts receivable, net of allowance for
       doubtful accounts of $42,801
       and $42,801, respectively                             206,983       307,384
     Inventory, net                                          751,083     1,031,157
     Prepaid expenses                                         81,926        69,151
                                                      -------------- -------------
               Total current assets                        1,137,168     1,787,237
                                                      -------------- -------------
Non-current assets
     Deferred offering costs                                 479,602            --
     Property, plant and equipment, net                    6,166,149     6,310,828
     Goodwill, net                                         1,634,079     1,634,079
                                                      -------------- -------------
               Total non-current assets                    8,279,830     7,944,907
                                                      -------------- -------------
Total assets                                          $    9,416,998 $   9,732,144
                                                      -------------- -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable-- trade                         $      855,890 $     903,358
     Accrued liabilities                                     463,089       579,835
     Current portion of long-term debt                     3,950,861     3,834,755
     Note payable-- stockholder                              908,900            --
                                                      -------------- -------------
               Total current liabilities                   6,178,740     5,317,948

Note payable-- stockholder                                         -       873,900
Long-term debt, less current portion                         335,250       535,250
                                                      -------------- -------------
               Total liabilities                           6,513,990     6,727,098
                                                      -------------- -------------
Commitments and contingencies
Stockholders' equity
     Common stock, par value $.0001, 47,000,000
       authorized, 3,500,000 (2003) and 2,100,000
       (2002) issued and outstanding                             350           210
     Additional paid-in capital                            5,134,083     5,134,083
     Accumulated deficit                                  (2,231,425)   (2,129,247)
                                                      -------------- -------------
               Total stockholders' equity                  2,903,008     3,005,046
                                                      -------------- -------------

Total liabilities and stockholders' equity            $    9,416,998 $   9,732,144
                                                      ============== =============

                      See notes to consolidated financial statements.

                           CENTENNIAL SPECIALTY FOODS CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the                      For the
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                        ---------------------------- -----------------------------
                             2003           2002          2003           2002
                        -------------  ------------- -------------- --------------
                                 (Unaudited)                  (Unaudited)

Net sales               $   1,258,037  $   1,359,547 $    3,672,253 $    4,024,324
Cost of goods sold            835,223        957,341      2,378,067      2,785,442
                        -------------  ------------- -------------- --------------
Gross profit                  422,814        402,206      1,294,186      1,238,882

Selling, general and
administrative
expenses                      675,513        456,509      1,488,971      1,195,171
                        -------------  ------------- -------------- --------------
Income (loss) from
  operations                 (252,699)       (54,303)      (194,785)        43,711
                        -------------  ------------- -------------- --------------
Other income (expense)
    Interest expense         (126,820)       (84,587)      (383,135)      (357,776)
    Rent income               158,580        158,580        475,742        475,742
                        -------------  ------------- -------------- --------------
      Total other
       income
       (expense)               31,760         73,993         92,607        117,966
                        -------------  ------------- -------------- --------------
Net income (loss)       $    (220,939) $      19,690 $     (102,178)$      161,677
                        =============  ============= ============== ==============

Pro forma income tax
  (expense)
benefit                        82,000         (7,500)        38,000        (60,000)
                        -------------  ------------- -------------- --------------
Pro forma net income
  (loss)                $    (138,939) $      12,190 $      (64,178)$      101,677
                        =============  ============= ============== ==============
Pro forma basic and
  diluted income
  (loss) per common
  share                 $       (0.04) $        0.01 $        (0.02)$         0.05
                        =============  ============= ============== ==============
Pro forma basic and
  diluted weighted
   average common
shares outstanding          3,500,000      2,100,000      3,500,000      2,100,000
                        =============  ============= ============== ==============

                      See notes to consolidated financial statements.

                           CENTENNIAL SPECIALTY FOODS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Nine Months
                                           Ended September 30,
                                      -----------------------------
                                           2003           2002
                                      --------------  -------------
                                        (Unaudited)    (Unaudited)
Cash flows from operating activities
    Net income (loss)                 $     (102,178) $     161,677
                                      --------------  -------------
     Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
       Depreciation                          176,879        176,880
       Changes in assets and
         liabilities
          Accounts receivable                100,401        160,658
          Prepaid expenses                   (12,775)        51,312
          Inventory                          280,074        350,587
          Other long-term assets            (479,602)            --
          Accounts payable-- trade           (47,468)      (695,123)
          Accrued liabilities               (116,746)        98,715
                                      --------------  -------------
                                             (99,237)       143,029
                                      --------------  -------------
            Net cash provided by
              (used in) operating
              activities                    (201,415)       304,706
                                      --------------  -------------

Cash flows from investing activities
    Purchase of property, plant, and
      equipment                              (32,200)            --
                                      --------------  -------------
            Net cash used in
              investing activities           (32,200)            --
                                      --------------  -------------

Cash flows from financing activities
    Proceeds from long-term debt                  --        375,000
    Payments on long-term debt               (83,894)      (332,853)
    Proceeds from note payable--
      stockholder                             35,000             --
    Payments on note payable--
      stockholder                                 --             --
    Proceeds from the issuance of
      stock                                      140             --
                                      --------------  -------------
            Net cash provided by
              (used in) financing
              activities                     (48,754)        42,147
                                      --------------  -------------

Net increase (decrease) in cash             (282,369)       346,853
Cash-- beginning of period                   379,545        218,939

Cash-- end of period                  $       97,176  $     565,792
                                      ==============  =============

Supplemental disclosures of cash flow information:

     Cash paid for  interest for the nine months  ended  September  30, 2003 and
     2002 was $297,653 and $290,393 respectively.

     Cash paid for income taxes for the nine months ended September 30, 2003 and
     2002 was $0.

                      See notes to consolidated financial statements.

                           CENTENNIAL SPECIALTY FOODS CORPORATION

                          Notes to Unaudited Financial Statements

Note 1 Description of Business and Summary of Significant Accounting Policies

Centennial Specialty Foods Corporation  (Centennial or the Company) is a holding company that was  incorporated  in February  2003,  for the purpose of acquiring
Stokes Ellis  Foods,  Inc.  (Stokes).  Effective  October 29, 2003,  the Company
acquired  Stokes  and its  wholly  owned  subsidiary,  Stokes  Canning  Company, concurrent with its initial public offering.  The financial statements presented herein reflect those of Stokes Ellis Foods, Inc., with Centennial included under the provisions of  Interpretation  46. From inception through September 30, 2003
Centennial's  activities  consisted  of planning  the  proposed  initial  public offering as well as developing  plans for  operations  after the initial  public offering is completed.

Stokes Ellis Foods, Inc. was incorporated in the State of Delaware during August
1998, for the purpose of acquiring Stokes Canning Company.

Stokes Canning Company is a wholly owned subsidiary  incorporated in 1974 in the
State of Colorado and markets, sells and distributes branded ethnic Southwestern canned sauces and food products in the Mexican food segment of the domestic food industry. The products are currently sold through superstores,  club stores, and grocery retailers in select major  metropolitan  markets but concentrated in the
State of Colorado.  Centennial's operations are conducted from its facilities in
Denver, Colorado.

Interim Financial Information

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and nine months  ended  September  30,  2003 and 2002 are not  necessarily indicative of the results of the entire year. The financial  statements included herein are  presented in  accordance  with the  requirements  of Form 10-QSB and consequently  do not  include  all  of  the  disclosures  normally  made  in the registrant's  annual Form 10-KSB filing.  These financial  statements  should be read in conjunction with the financial statements and notes thereto contained in the  Company's  Registration  Statement  on Form SB-2,  which  became  effective
October 29, 2003.

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  amounts  reported  in  the  financial statements and the  accompanying  notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company  grants  credit in the normal course of business to customers in the
United States.  The Company  periodically  performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

The Company had three customers that accounted for 32%, 18% and 11% of net sales for the three months ended  September 30, 2003  (unaudited) and 24%, 17% and 13%
of net sales for the three  months  ended  September  30, 2002  (unaudited).  At
September 30, 2003 (unaudited),  three customers  accounted for 29%, 20% and 13%
of total accounts receivable.

The Company had three customers that accounted for 27%, 16% and 12% of net sales for the nine months ended  September  30, 2003 and 24%, 14% and 13% of net sales for the nine months ended September 30, 2002. At December 31, 2002, two of these customers accounted for 43% and 17% of total accounts receivable, respectively.

Deferred Offering Costs

As of September  30, 2003,  the Company was in the process of an initial  public offering.  Expenses  related to our offering have been accounted for as deferred offering costs.  The offering  became  effective on October 29, 2003. Such costs will be charged against the gross proceeds received.

Income Taxes

The  Company  has  elected  to be  treated  as an  S-corporation  for income tax purposes. Accordingly,  taxable income and losses of the Company are reported on the income tax  returns of the  Company's  stockholders  and no  provisions  for
Federal  income  taxes  have  been  recorded  on  the   accompanying   financial
statements.

Included in the  statements of operations  are pro forma income tax  adjustments computed using the statutory  rates in effect,  which  represent the federal and state tax provisions that would have been required had the Company been taxed as a C-corporation. The Company's assumed effective statutory rate based on pre-tax income on a proforma  basis  would  have been 37% for both the three  months and nine months ended September 30, 2003 and 2002.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended  September  30, 2003  (unaudited)  and 2002  (unaudited)  was
$27,027 and $78,166,  respectively,  and for the nine months ended September 30,
2003 (unaudited) and 2002 (unaudited) was $71,493 and $174,475, respectively.

Slotting fees, Billback discounts and Promotional allowances

The Company  pays  slotting  fees to  customers  to obtain shelf space in retail locations.  These one-time fees are  non-refundable and are netted against sales in the period  incurred.  Slotting fees for the three months ended September 30,
2003 (unaudited) and 2002  (unaudited)  were $13,472 and $66,299,  respectively, and  for  the  nine  months  ended  September  30,  2003  (unaudited)  and  2002
(unaudited) were $18,817 and $175,907, respectively.

The  Company  offers  billback  discounts  and pays  promotional  allowances  to customers.  These  amounts  are  recorded  as a decrease  to sales in the period incurred.  Billback  discounts  for the three  months ended  September  30, 2003
(unaudited) and 2002 (unaudited) were $24,280 and $52,471, respectively, and for the nine months ended September 30, 2003  (unaudited)  and 2002 (unaudited) were
$59,126 and $116,460, respectively.  Promotional allowances for the three months ended  September 30, 2003  (unaudited) and September 30, 2002  (unaudited)  were
$183,883 and $201,228, respectively, and for the nine months ended September 30,
2003 (unaudited) and 2002 (unaudited) were $532,254 and $572,958, respectively.

Basic and Diluted Earnings Per Common Share

In accordance with FAS 128, basic earnings per share are computed based upon the weighted  average  number of common shares  outstanding  during the period.  The
3,500,000  shares represent the shares  outstanding  prior to the initial public offering of Centennial.  The Company has presented only basic earnings per share as it had no dilutive potential common shares outstanding.

Note 2    Note Payable-- Stockholder

The  Company  entered  into a note  with the  stockholder  of the  Company  with interest at 12%. The note matures  February  2004.  The balance at September 30,
2003 (unaudited) and December 31, 2002 was $908,900 and $873,900,  respectively.
The Company paid the  stockholder $0 for interest  during the three months ended
September 30, 2003  (unaudited) and 2002  (unaudited) and $0 for the nine months ended September 30, 2003 (unaudited) and 2002 (unaudited).

Note 3    Stockholders' Equity

Effective  October 29, 2003,  the Company  acquired  Stokes and its wholly owned subsidiary, Stokes Canning Company, concurrent with its initial public offering.
The financial  statements  presented herein reflect those of Stokes Ellis Foods,
Inc., with Centennial  included under the provisions of Interpretation 46. After these events,  stockholders of 100% of Stokes Ellis Foods,  Inc. will own 42% of
Centennial.  All share and per share amounts have been retroactively restated to reflect the capital structure of Centennial. After the offering is completed and the preferred  stock is issued,  the principal  stockholders  of Centennial will vote approximately 58.2% of the outstanding capital stock.

Note 4    Commitments and Contingencies

Building and Equipment Lease

In January 2001,  the Company  entered into a lease  agreement with an unrelated party to lease the Company's  building and  equipment.  The  unrelated  party is
using  the  building  and  equipment  to  perform   co-packing  and  warehousing
operations for both the Company and other non-related entities.  Under the terms of the lease,  the  Company  is to receive  monthly  payments  of  approximately
$53,000,  which includes utilities,  maintenance,  and repairs.  Included in the
lease  is  a  provision   requiring   additional  rent  payments  based  on  the
profitability,  as defined in the agreement, of the unrelated party's co-packing and warehousing operations.  The lease expires in January 2006 but has an option to extend up to an  additional 5 years.  The Company  received  $158,580 for the three months ended  September 30, 2003  (unaudited)  and 2002  (unaudited),  and
$475,742 in lease  payments  during the nine  months  ended  September  30, 2003
(unaudited) and 2002 (unaudited).

Co-Pack and Warehousing Agreement

In  conjunction  with the above  lease,  the Company  entered into a Co-Pack and
Warehousing  Agreement  with the same  unrelated  party.  Under the terms of the agreement, the unrelated party will produce, package, and warehouse the products the Company sells and  distributes.  As part of the agreement,  the Company must purchase  585,053  12-pack  (15 oz.)  equivalent  cases of product  during  each contract  year  or pay a  shortage  fee of  $.80  for  every  12-pack  (15  oz.)
equivalent  case short.  The Company did not meet the minimum case  quantity for the 2003 contract year by  approximately  20,000 cases,  resulting in a shortage fee payment of approximately $16,000. The Company must also pay a $.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company's shipping  schedule.  The agreement expires in January 2006, but may be renewed for one  additional  year  without  notice by either  party.  The
Company paid $999,552 and $664,641 for the three months ended September 30, 2003
(unaudited) and 2002  (unaudited),  respectively,  and $2,455,244 and $2,745,596 for the nine months ended September 30, 2003  (unaudited) and 2002,  (unaudited)
respectively, for product purchases under this agreement.

Dependency on Supplier

As discussed above, one supplier  manufactures all of the Company's product.  If there were to be an  interruption in the delivery of products from the supplier, the Company would suffer a significant  disruption  to its  operations  that may have a material effect on its financial condition and results of operations.

Purchase Commitments

The Company had  outstanding  commitments for inventory as of September 30, 2003
(unaudited) of $183,500.

Note 5    Related Party Transactions

A  company  owned by a member  of  senior  management  provided  management  and personnel  services  to the Company  totaling  $93,000 and $78,000 for the three months ended September 30, 2003  (unaudited)  and 2002  (unaudited) and $279,000 and  $205,500  for the nine months  ended  September  30, 2003  (unaudited)  and
September  30, 2002  (unaudited),  respectively.  The services are provided on a month-to-month basis to the Company.

One of the  Company's  principal  stockholders  is a  member  of a  three-person management  committee  for the  party  that is using  the  leased  building  and equipment to perform  co-packing  and  warehousing  operations.  This  committee approves the party's annual budget for capital  expenditures  and is responsible for  overseeing  certain  calculations  including  monitoring  the operating and production expenses used in the calculations. There were no transactions between the  Company's  principal  stockholders  and the party except for serving on the committee for which the shareholder receives no compensation.

Note 6    Subsequent Events

Initial Public Offering

Effective  October 29, 2003, the Company  completed its initial public  offering for  $7,750,000  gross  proceeds.  As a result of the  offering,  an  additional
1,550,000 shares of common stock were issued.  Concurrent with the completion of the public offering, the Company acquired Stokes Ellis Foods. The purchase price paid was through the  issuance of preferred  stock.  The  preferred  stock has a liquidation value of $5 per share or a total liquidation value of $10,000,000.

Commitment Letter

In July 2003,  the Company  received a commitment  letter from a bank for a $5.0 million  revolving credit line. The commitment  letter calls for a senior credit facility with a term of three years, with interest at the bank's prime rate plus
1.5% and a floor of 5.5%. The borrowing base will be subject to 70% of the value of the production  facility,  75% of eligible  accounts  receivable,  and 50% of finished  goods  inventory.  The  closing of this  commitment  is subject to the
bank's   customary  due  diligence  and  review   process,   the  completion  of
Centennial's  stock  offering  and an  independent  appraisal  of the  Company's production facility.

Negotiation with Supplier

The Company and its supplier are currently  renegotiating certain terms of their agreements.  The effect, if any, of these negotiations on the existing lease and
Co-Pack and Warehousing Agreement as disclosed in Note 4 cannot be determined at this time.

Separation

The Company and its former CEO agreed that their  relationship  should  cease in
September  2003. A separation  agreement  was executed in October 2003 and calls for the Company to pay  severance of $87,500 to the former CEO.  The  separation agreement contains mutual releases and hold harmless provisions.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

The  following  discussion  should  be read in  conjunction  with our  unaudited financial  statements and notes thereto included herein.  In connection with the
"safe harbor"  provisions  of the Private  Securities  Litigation  Reform Act of
1995, we caution readers  regarding  certain  forward-looking  statements in the following  discussion  and  elsewhere in this report and in any other  statement made by, or on our behalf,  whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical  information  and  which  relate to  future  operations,  strategies,
financial  results  or  other  developments.   Forward-looking   statements  are
necessarily based upon estimates and assumptions that are inherently  subject to significant business,  economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which,  with  respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual  results and could cause actual  results to differ  materially
from  those  described  in  forward-looking   statements.   The  forward-looking
statements  included  herein are based on current  expectations  that  involve a number of risks and  uncertainties  that might  adversely  affect the  Company's operating  results in the future in a material way. Such risks and uncertainties include but are not limited to the risk factors  described  in our  Registration
Statement  on Form  SB-2  and the  following:  availability  of debt  financing, interest rate fluctuations,  effects of regional economic and market conditions, labor and  marketing  costs,  operating  costs,  packaging  costs,  intensity of competition and legal claims.

Overview

Centennial  Specialty  Foods  Corporation  is a Colorado based company that is a specialty branded food company that intends to expand its distribution and sales of ethnic  Southwestern  sauces and food  products in the growing  Mexican  food segment  of the  domestic  food  industry.  Our  Stokes  and Ellis  labels,  two
Southwestern  brands,  are each now nearly 100 years old and are well recognized in our primary  market of  Colorado.  Our  best-selling  products are our Stokes green  chile  sauces,  offered  in five  varieties,  four of which are ranked in retail sales as the most popular  Mexican sauces in Colorado and which are among the 25 best selling  Mexican food  products  retailed in Colorado,  according to
IRI, an  independent  market  research  firm. Our products are currently sold in leading grocery retailers,  superstores and club stores such as Kroger, Safeway,
Wal-Mart/ Sam's Club,  Albertson's and Costco,  through  locations  primarily in
Colorado  and in a small  number  of major  metropolitan  markets  in  adjoining states.

The following table sets forth for the three months ended September 30, 2003 and
2002 and the nine months ended September 30, 2003 and 2002 the percentage of net sales represented by the specified items included in our unaudited  consolidated statements of operations.

We  have  included  this  comparison  because  we  believe  it  provides  a more meaningful basis for period-to-period  comparisons. This statistical data should not  be  viewed  as a  substitute  for  our  historical  results  of  operations determined in accordance with generally accepted accounting  principles and does not purport to be indicative of future results of operations.

                                          Consolidated
                    ----------------------------------------------------------
                       Three Months Ended               Nine Months Ended
                          September 30,                   September 30,
                    --------------------------       -------------------------
                       2003           2002             2003           2002
                    ----------     -----------       ---------      ----------
Net sales                100.0%          100.0%          100.0%          100.0%
                    ==========     ===========       =========      ==========
Cost of goods
  sold                    66.4            70.4            64.8            69.2
Gross margin              33.6            29.6            35.2            30.8
Selling,
  general and
  administrative
  expenses                53.7            33.6            40.5            29.7
Income (loss)
  from
  operations             (20.1)           (4.0)           (5.3)            1.1
Total other
  income and
  expense                  2.5             5.4             2.5             2.9
Pro forma
  income taxes
  (expense)
  benefit                  6.5             (.5)            (.1)            1.5
                    ----------     -----------       ---------      ----------
Pro forma net
  income (loss)          (11.1)%            .9%           (1.8)%           2.5%
                    ==========     ===========       =========      ==========

Results of Operations

Three Months Ended  September 30, 2003 Compared to Three Months Ended  September
30, 2002

Net Sales

Our net sales  decreased by $.1 million,  or 7.4%,  to $1.3 million in the three months  ended  September  30, 2003 from $1.4  million in the three  months ended
September  30, 2002,  primarily  as a result of  decreased  sales of low profit, de-emphasized  products.  Average  selling  prices  for the three  months  ended
September 30, 2003 increased  approximately  $.80 per case over the prior year's comparable period. We plan to increase our sales materially in fiscal 2004 as we implement the next phase of our strategic  plan to grow our market  presence and enter new markets with our higher margin products  utilizing the proceeds of our public offering.

Cost of goods sold

Cost of goods sold decreased $.1 million,  or 12.7%, to $.8 million in the three months  ended  September  30,  2003 from $.9 million in the three  months  ended
September 30, 2002. As a percentage of net sales, our cost of goods sold fell to
66.4% in the three  months  ended  September  30,  2003 from  70.4% in the three months ended  September 30, 2002.  This decrease is primarily due to an emphasis on higher profit,  key products being sold, which directly reduces cost of goods sold as a  percentage  of net sales.  The decrease in the cost of goods sold was also the result of a continued  joint focus by us and  Hoopeston on  controlling manufacturing  costs.  Our cost of goods sold will increase on an absolute basis in future periods as we increase production to affect our planned expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $.2 million, or 48.0%, to
$.7  million  in the 2003  period  from $.5  million  in the 2002  period.  This increase is due to expenses incurred related to our consumer  marketing program, which  totaled  approximately  $.2  million.  Additionally,  severance  costs of approximately $.1 million were also incurred during this period. The increase in consumer  marketing  costs  was  expected  as part of our  expansion  plans  for entering  into new  distribution  regions for our products.  We expect  selling, general and  administrative  expenses  will  increase in fiscal 2004 in absolute amounts as we implement our expanded marketing  program,  but will decrease as a percentage of net sales.

Income from operations

Income  from  operations  decreased  $.2  million  for the  three  months  ended
September 30, 2003 compared to September 30, 2002, due primarily to the increase in selling, general and administrative expenses in the 2003 period.

Other income and other expenses

Other income  consists  primarily of rental income for the production  plant and associated  equipment and remained  constant at approximately $.2 million in the three  months  ended  September  30,  2003 and  2002.  Other  expenses  remained consistent  at  approximately  $.1 million for each period.  Other  expenses are comprised entirely of interest.

Income tax (expense)

As Stokes Ellis Foods was an S corporation  in the three months ended  September
30, 2003 and 2002, it paid no income taxes and received no  tax-related  benefit for such periods.  Assuming that the Company had owned Stokes Ellis Foods in the three months ended September 30, 2003 and 2002, and assuming a combined  Federal and state tax rate of 37%, the Company would have received an income tax benefit of  $(82,000)  and  incurred an income tax expense of $7,500 in the three months ended September 30, 2003 and 2002, respectively.

Net income (loss)

Net income (loss) decreased $.2 million for the three months ended September 30,
2003 and 2002.  Net income as a percentage of net sales  decreased  14.1% in the three months ended  September 30, 2003 from the three months ended September 30,
2002 due to the factors outlined above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
2002

Net Sales

Our net sales  decreased by $.3 million,  or 8.7%,  to $3.7 million in 2003 from
$4.0 million in 2002,  primarily  as a result of decreased  sales of low profit, de-emphasized  products.  Average  selling  prices  for the  nine  months  ended
September 30, 2003 increased approximately $.80 per case over the same period in
2002.  We expect that our sales will  increase  materially  in fiscal 2004 as we implement the next phase of our strategic  plan to grow our market  presence and enter new markets with our higher margin products.

Cost of goods sold

Cost of goods sold decreased $.4 million, or 14.6%, to $2.4 million in 2003 from
$2.8 million in 2002. As a percentage of net sales,  our cost of goods sold fell to 64.8% in 2003  from  69.2% in 2002.  This  decrease  is  primarily  due to an emphasis on higher profit,  key products being sold, which directly reduces cost of goods sold as a  percentage  of net sales.  The decrease in the cost of goods sold was  also the  result  of a  renewed  joint  focus by  Hoopeston  and us on controlling  manufacturing  costs and, to a lesser degree, the decrease in sales arising  from  streamlining  our product  line.  In  addition,  we believe  that
Hoopeston  was better able to control  costs of  production in 2003 as it gained experience  in  operating  our  production  plant.  Our cost of goods  sold will increase on an absolute  basis in future  periods as we increase  production  to affect our planned expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $.3 million, or 24.5%, to
$1.5 million  during the nine months ended  September 30, 2003 from $1.2 million in the  comparable  period for 2002.  This increase is due primarily to expenses incurred for our consumer  marketing  program,  which totaled  approximately $.2 million.  Additionally,  severance costs of approximately  $.1 million were also incurred  during this  period.  The  increase in  consumer  marketing  costs was expected  as part of our  expansion  plans for  entering  into new  distribution regions for our products. We expect selling, general and administrative expenses will  increase in fiscal 2004 in absolute  amounts as we implement  our expanded marketing program, but will decrease as a percentage of net sales.

Income (loss) from operations

Income  (loss) from  operations  decreased by $.2 million to a net loss of $(.1)
million  during the nine months ended  September  30, 2003.  Income  (loss) from operations as a percentage of net sales decreased to (2.7)% in 2003 from 2.5% in
2002. The change from an operating  profit to an operating loss was attributable to an increase in selling, general and administrative expenses in 2003.

Other income and other expenses

Other income  consists  primarily of rental income for the production  plant and associated  equipment and was consistent for the nine months ended September 30,
2003 and 2002. Other expenses,  which are comprised  entirely of interest,  also remained constant.

Income tax benefit (expense)

As Stokes Ellis Foods was an S  corporation  in 2003 and 2002, it paid no income taxes and received no  tax-related  benefit for such periods.  Assuming that the
Company had owned Stokes Ellis Foods in the nine months ended September 30, 2003 and 2002,  and  assuming a combined  Federal  and state tax rate of 37%,  Stokes
Ellis Foods would have  received an income tax benefit of $(.1)  million in 2003 and incurred an income tax expense of $.1 million in 2002.

Net income (loss)

As a result of the factors  described above, net income decreased by $.2 million to $(.1)  million for the nine months ended  September 30, 2003 from $.1 million in 2002.  Net income (loss) as a percentage of net sales  decreased to (1.8)% in
2003 from 2.5% in 2002.

Liquidity and Capital Resources

Net cash provided by (used in) operating  activities  decreased to $(.2) million from  $.3  million  for the nine  months  ended  September  30,  2003 and  2003, respectively.  The  decrease is  primarily  due to changes in net income  (loss)
explained above and due to the fact that for the nine months ended September 30,
2003, we  experienced  smaller  increases in accounts  receivable  and inventory offset by smaller increases in accounts payable and accrued liabilities.

We require  capital to finance  inventory  and accounts  receivable,  and to pay slotting fees to grocery chain retailers.  Our principal sources of liquidity as of September 30, 2003 consisted of $.1 million in cash and cash equivalents. Our short-term  debt at that  time  consisted  of  notes  payable  to our  principal stockholder  and other  individual  lenders.  There is additional  debt shown as short  term that by its  nature is long  term.  It is shown as short term due to technical, non-financial covenant violations. The notes payable to our principal stockholder and other individual lenders bear interest at rates ranging from 10%
to 12% per annum and were  initially due at various  times  between  January and
April 2003. The due dates of the notes have been extended  through various dates from December 2003 through  January  2005.  Approximately  $.33 million of these notes are  secured by a lien on Stokes  Ellis  Foods'  accounts  receivable  and equipment.  The  remainder  is  unsecured,  including  $.9  million  owed to our principal stockholder.

Centennial   has   determined   that  it  is  currently  in  violation  of  some
non-financial  covenants in the loan  agreement  with the financial  institution that  holds  the  first  mortgage  on our  production  facility.  Due  to  these violations, our financial statements reflect the entire amount of the production facility  mortgage  as a current  obligation.  Because we intend to pay off this mortgage  using  proceeds of our  offering  and we expect to have our new senior credit  facility in place soon,  we have not sought a waiver from the  financial institution for the covenant violations that currently exist. We expect to be in full compliance  with all covenants  imposed under the senior credit facility we intend to obtain in December 2003 or January 2004.

On October 29,  2003,  we  completed  our  initial  public  offering.  The gross proceeds  received  from  the  offering  were  $7,750,000.  Concurrent  with the completion of the public offering,  we acquired Stokes Ellis Foods. The purchase price paid was through the issuance of preferred  stock. The preferred stock has a liquidation value of $5 per share or a total liquidation value of $10,000,000.
This  $10,000,000  value will only be realized upon  liquidation of the Company.
The  preferred  stock is valued at  $3,004,836,  which for  financial  reporting purposes represents the predecessor cost basis (stockholders'  equity) of Stokes
Ellis Foods at the time of  acquisition.  The  preferred  stock has a 10% annual dividend,  payable  quarterly,  which will result in our paying $.25  million in preferred stock dividends per quarter.  We will fund such dividend payments from operating  cash flow or, if our cash flow is  insufficient,  through  borrowings under our proposed  senior  credit  facility.  We will not pay  dividends on the preferred stock using proceeds of our public offering.

We believe  that cash on hand,  cash flow from  operations  and  proceeds of our public offering will be adequate for us to meet our anticipated  working capital requirements for at least 12 months  following our offering.  We do not need the senior credit facility to meet our cash needs over the next 12 months,  although we believe the senior credit  facility  will add to our  financial  flexibility.
Since the interest rate we would  currently pay on the senior credit facility is approximately 6% and that rate is considerably below the 10% to 12% rates we are charged by our individual  lenders,  we will also reduce our interest expense by securing the senior credit facility.

Seasonality and Inflation

Our operations  exhibit some seasonality as sales generally  increase in holiday periods and may decrease slightly in post-holiday  periods.  Hoopeston purchases most of the produce used to make our Stokes and Ellis products during the months of July through October.  Consequently,  our liquidity needs are greatest during this period because  Hoopeston bills us as production  occurs. We do not believe that inflation has had a material impact on our financial position or results of operations.  Our quarterly  results of operations may fluctuate  during a fiscal year or from  year to year as a result  of any of the  factors  described  under
"Risk Factors" in the Registration Statement on Form SB-2 filed with the SEC.

Dependence on Material Customers and Suppliers

Our business  depends on a limited  number of material  customers and suppliers.
The loss of a material  customer  would have a  material  adverse  impact on our operating results.  Our customers can generally stop purchasing products from us at  any  time  and  on  minimal  or no  notice.  Likewise,  Hoopeston  purchases ingredients  from suppliers using purchase  orders and neither  Hoopeston nor we have any long-term  arrangements with suppliers.  Our production  agreement with
Hoopeston extends for a period of five years that is automatically  extended for one  additional  year as a year passes.  Hoopeston may terminate the  production agreement on written  notice,  as we are also permitted to do, in the event of a breach continuing after written notice that is not cured or waived.

In the year ended  December 31, 2002,  Stokes Ellis Foods derived  approximately
62% of its sales from four customers,  Kroger, Safeway, Wal-Mart/ Sam's Club and
Albertson's.  Each of these  customers  accounted for in excess of 5% of our net sales in the nine months ended  September 30, 2003. We expect that each of these customers  will  account  for in excess of 5% of our net sales  during  the year ended  December  31,  2003.  The loss of any of  these  customers  would  have a significant negative impact on our business and results of operations.

Hoopeston depends on a limited number of significant suppliers.  These suppliers
are  generally  growers  or  their   representatives   who  supply  produce  and
commodities for production of our products. We believe that alternate sources of supply  are  available  if a  relationship  with  one of  these  suppliers  were terminated.  Supply disruptions could adversely impact our results of operations if  alternate  sources of supply are  unavailable  on short  notice,  if at all.
Hoopeston purchases cans and labels for our products from two suppliers for each of these  products  and we believe  that  alternate  sources of supply for these materials can be located on relatively short notice.

Hoopeston  currently  relies on two suppliers for purchases of green chiles used in our  products.  Although  Hoopeston  has not  experienced  any  difficulty in obtaining  green chiles from these  suppliers,  a sustained  interruption in the supply of green chiles for any reason would seriously harm our business. Neither
Hoopeston nor we has long-term  contracts with these suppliers,  so the price of green chiles sold to Hoopeston  for use in our products may increase at any time or the  quantity  of green  chiles  supplied  could be  curtailed  at any  time.
Difficulties  in obtaining  green chiles or the  imposition  of import quotas on agricultural  products  generally  or green  chiles  in  particular  could  also materially  harm  our  business  or  increase  the  production  costs  we pay to
Hoopeston.

Related Party Transactions

During  2002  and  2001,  we  received   advances  from  one  of  our  principal
stockholders that totaled $1.175 million, of which $.3 million was repaid during such  two-year  period.  In  2002  and  2001,  we  issued  promissory  notes  to individuals in payment of a preexisting obligation totaling $.38 million and new advances of $.48 million,  of which $.12 million was repaid during 2002. We used the proceeds of these advances to fund our working capital requirements since we had no senior  revolving credit facility at that time. A portion of the advances was secured by a lien on our accounts  receivable and equipment.  The notes bore interest  at rates  ranging  from 10% to 15% per  annum.  The due dates of these notes have been extended to various  dates from  December  2003 through  January
2005.  Although we have no senior  revolving credit facility on the date hereof, we intend to secure such a facility soon after our offering.  Assuming we do so, we will repay the advances from the principal  stockholder and the other lenders using the proceeds of such facility. The advances from the principal stockholder and the  nine  individual  lenders  will not be  repaid  using  proceeds  of our offering.

When we acquired Stokes Ellis Foods from our principal  stockholders,  Mr. Lewis was our largest common stockholder.  The Lewises were also the sole stockholders of Stokes Ellis Foods. We agreed to issue the Lewises the preferred stock with a liquidation preference of $10.0 million when we acquired Stokes Ellis Foods. The
Lewises were paid no cash  consideration  when we purchased  Stokes Ellis Foods.
Mr. Lewis owns  approximately  42% of our common stock after our public offering and together with Mrs.  Lewis has voting control of  approximately  58.2% of our capital  stock.  Consequently,  conflicts  of  interest  may arise in the future between the Lewises and us. Such  conflicts may not be resolved in a manner that is favorable to us. None of our board  members were  independent  at the time we agreed to acquire  Stokes Ellis Foods  because each of these board  members were also officers who then received, and now receive,  salaries paid by Stokes Ellis
Foods through a management company owned by Mr. Nieder. Therefore, the number of shares of  preferred  stock to be issued to the Lewises to acquire  Stokes Ellis
Foods was not determined by arm's length negotiations.

We  have  entered  into  employment  and  indemnification  agreements  with  our executive  officers.  The merger  agreement with Stokes Ellis Foods provides the
Lewises with  indemnification  rights similar to those that are contained in the indemnification agreements with our executive officers.

Qualitative and Quantitative Disclosures about Market Risk

Our  interest  income is  sensitive  to  changes  in the  general  level of U.S.
interest rates.  Our cash balances are maintained in demand deposit accounts and short-term  instruments.  Due  to the  nature  of  these  instruments,  we  have concluded  that we have no material  market  risk  exposure  due to  fluctuating interest rates.  Assuming we secure a senior credit  facility,  we expect such a facility  will  provide  for  variable  rate  interest  that could be  adversely affected by an increase in interest rates.

We may also encounter market risks arising from fluctuations in commodity prices and fuel costs. We do not currently utilize hedging,  swap,  derivative or other instruments to mitigate these market risks. Changes in commodity prices have the greatest  potential to materially impact our business.  Although Hoopeston seeks to buy commodities and ingredients from a number of domestic suppliers,  adverse weather or poor  harvests  in one  region of the  country  often  have  material impacts on commodities  prices  elsewhere.  As a result,  we expect that we will continue to  encounter  material  market  risks from  changes in  commodity  and ingredient  prices.  We may seek to manage  this risk in the future by  entering into  futures  contracts  but  believe  that  our  sales  volume  must  increase significantly before we will be able to use futures contracts effectively, if at all. In  addition,  some types of  commodities  may be  available  from  limited sources or collectively  account for a small portion of our product ingredients, meaning that we cannot  cost-effectively  mitigate the risk of price changes for these  ingredients.  Because  delivery  costs are a  significant  expense to us, fluctuations in fuel prices may materially impact our business.

We do  not  have  transactions,  arrangements  or  relationships  with  "special purpose"  entities  and do not  have any  off-balance  sheet  debt.  We have not guaranteed any financial obligations of third parties.

Known Trends and Future Events

In March 2003,  Stokes Ellis Foods  received an override  payment from Hoopeston which related to Hoopeston's EBITDA in the year ended June 30, 2002. The payment was in an immaterial amount.  Based on Hoopeston's  securing  additional co-pack customers  other than  Stokes  Ellis  Foods since July 1, 2002 and our review of
Hoopeston's  operating  results  since that time,  we believe  that Stokes Ellis
Foods may receive an override payment from Hoopeston relating to the year ending
June 30, 2003. We expect this payment will be received  shortly and will be part of the  distribution  of income to the Lewises.  However,  we cannot predict the amount of such  payment  with  certainty,  nor can we predict  when Stokes Ellis
Foods will receive any such payment.

If we obtain a senior revolving credit facility and pay off the production plant mortgage,  our interest expense will decrease by approximately  $.28 million per year. To the extent we obtain a senior revolving financial credit facility,  our interest expenses may increase on new borrowings but will decrease to the extent we pay off loans from the individual lenders that advanced funds to us.

As we continue to focus on marketing  and selling our higher  margin  sauces and foods, we may further streamline our product lines to reduce the number of lower gross margin,  "commodity" products we sell that compete with retailers' private label products.  We anticipate that any new products we introduce will be higher margin,  premium  products.  We believe  limiting new product  introductions  to premium  products  will allow us to more  effectively  target our  marketing and promotion budget and help us enhance our gross margins.

Recently  enacted and  proposed  changes in the laws and  regulations  affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC,  could result in increased  costs to us as we respond to their  requirements.  The new rules  could make it more  difficult  for us to obtain  certain types of  insurance,  including  director and officer  liability insurance,  and we may be forced to accept reduced policy limits and coverage or incur substantially  higher costs to obtain coverage we consider to be adequate.
The impact of these events could also make it more  difficult  for us to attract and  retain  qualified  persons  to serve on our board of  directors,  our board committees,  or as executive officers. We are currently evaluating the new rules and cannot predict or estimate the amount of the  additional  costs we may incur or the timing of such costs.

Recent Accounting Pronouncements

Except as  otherwise  discussed  above,  we do not  expect the  adoption  of any recently issued accounting  pronouncements  to have a significant  impact on our results of operations, financial position or cash flows.

Item 3: CONTROLS AND PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures.  Our  management  is responsible  for evaluating  the  effectiveness  of our disclosure  controls and procedures.  The  Company,  under the  supervision  of the chief  executive  and financial  officer,  has  conducted an evaluation  of the  effectiveness  of the design and operation of the Company's  disclosure controls and procedures within
90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the Company believes that it maintains adequate procedures for gathering,  analyzing and  disclosing all material  information  relating to the
Company  in a timely  fashion.  There  have been no  significant  changes in the
Company's controls subsequent to the evaluation date.

(b)  Changes in  Internal  Controls.  There were no  significant  changes in our
internal   controls  or,  to  our   knowledge,   in  other  factors  that  could
significantly  affect our disclosure  controls and procedures  subsequent to the date of their evaluation.

PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.   Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of the Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      31.1  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
            Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer

      31.2  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
            Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer

      32.1  Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer

      32.2  Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                         SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act  of  1934  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Dated:   December 12, 2003

CENTENNIAL SPECIALTY FOODS CORPORATION

By: /s/   Jeffrey R. Nieder
Jeffrey R. Nieder, Chief Executive Officer

By: /s/      Jeffrey R. Nieder
Jeffrey R. Nieder, Chief Financial Officer