Form 10QSB/A
period 2003-09-30
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-02-06
CIK 1227167

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                       FORM 10-QSB/A
                                     (Amendment No. 1)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2003

                             Commission file number: 001-31816

                           Centennial Specialty Foods Corporation
            (Exact name of Registrant as Specified in Its Charter, as amended )

               Delaware                                55-0825751
    (State or Other Jurisdiction of        (Internal Revenue Service Employer
    Incorporation or Organization)               Identification Number)

        400 Inverness Parkway,
               Suite 200
             Englewood, CO
    (Address of Principal Executive                      80112
               Offices)                                (Zip Code)

              Registrant's Telephone Number, Including Area Code: 303/414-4613

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  and Exchange Act
of 1934  during the  preceding  12 months (or for such  shorter  period that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days: Yes |X| No |_|

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

     Common Stock--5,050,000 shares outstanding at December 31, 2003

                                 PART II--OTHER INFORMATION

                                          Item 6.
                              EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed herewith:
Exhibit  o.                        Exhibit Description

    31.1  Rule 13a-14(a) Certification of Chief Executive and Chief Financial
          Officer

    32.1  Section 1350 Certification of Chief Executive and Chief Financial
          Officer

                                         SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                        CENTENNIAL SPECIALTY FOODS CORPORATION

Date: February 5, 2004                  By:/s/  JEFFREY R. NIEDER
                                           Jeffrey R. Nieder
                                           Chief Executive Officer and
                                           Chief Financial Officer