Form 10KSB
period 2003-12-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-04-14
CIK 1227167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission file number: 001-31816

                     Centennial Specialty Foods Corporation
       (Exact name of Registrant as Specified in its Charter, as amended)

                Delaware                                  55-0825751
     (State or Other Jurisdiction of               (Internal Revenue Service
     Incorporation or Organization)             Employer Identification Number)

         400 Inverness Parkway,                              80112
                Suite 200                                 (Zip Code)
           Englewood, Colorado
(Address of Principal Executive Offices)

          Registrant's Telephone Number, Including Area Code: 303/414-4613

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange on which registered

Common Stock, $.0001 par value             Boston Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate  by check  mark  whether  the  Registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB.

The issuer's sales for its most recent fiscal year were $5.03 million.

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates of the registrant on December 31, 2003,  computed by reference to the closing price for such stock on the NASDAQ SmallCap Market on such date, was
$7,350,000 (2,100,000 shares at a closing price per share of $3.50).

Shares of common stock outstanding--5,050,000 shares at March 20, 2004.

Transitional Small Business Disclosure Format  Yes [ ]     No [X]

                            DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions of the  registrant's  definitive proxy statement to be used in connection with its 2004 Annual Meeting of  Stockholders  and to be filed within
120 days of December 31, 2003 are incorporated by reference into Part III, Items
9-12 and 14, of this report on Form 10-KSB.

                                TABLE OF CONTENTS
Part I
  Item 1.  Business
      Our Business
      Recent Developments
      Our Strategy
      Our Brands and Products
      Our Customers
      Marketing, Sales and Distribution
      Contract Manufacturing Relationship with Hoopeston
      Suppliers
      Inventory Levels
      Management Information Systems
      Competition
      Regulation
      Employees
  Item 2.  Description of Property
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders

Part II
   tem 5.  Market for Common Equity and Related Stockholder Matters
  Item 6.  Management's Discussion and Analysis of Financial Condition and Results
  I        of Operations
      Overview
      Acquisition of Stokes Ellis Foods, Inc.
      Consolidated Results of Operations for the Years Ended December 31, 2003 and
      December 31, 2002
      Liquidity and Capital Resources
        -  Cash Requirements
        -  Sources and Uses of Cash
        -  Debt Instruments, Guarantees and Related Covenants
        -  Cash Management
      Critical Accounting Policies and Estimates
      Recently Issued Accounting Pronouncements
      Market Risks
      Other Matters
        -  Dependency on Material Customers and Suppliers
        -  Related Party Transactions
      Forward Looking Statements
      Factors That May Affect Future Operating Results, Financial Condition or
      Business
  Item 7.   Financial Statements
  Item 8.   Changes in and Disagreements With Accountants on Accounting and
  Financial Disclosure
  Item 8A Controls and Procedures

Part III
  Items 9 - 12.  Incorporated by reference as described above
  Item 13.  Exhibits and Reports on Form 8-K
   Item 14.   Incorporated by reference as described above

                                     PART I

The information in this Form 10-KSB contains certain forward-looking statements, including statements related to trends in the Company's business.  The Company's actual  results  may  differ  materially  from  the  results  discussed  in  the forward-looking  statements.  Factors that might cause such a difference include those discussed in "Management's  Discussion and Analysis of Financial Condition
and Results of Operation - Factors  That May Affect  Future  Operating  Results,
Financial Condition or Business," and "Business" in this Form 10-KSB.

Item 1. BUSINESS

THE COMPANY

Centennial  Specialty Foods  Corporation,  a Delaware  corporation  organized on
February 6, 2003 ("we," "us,"  "our," the  "Company"  or  "Centennial"),  is the
parent  company of Stokes Canning  Company  ("SCC").  The terms  referring to us shall  be  deemed  to  include  SCC when  used in  discussions  included  herein regarding the current operations or assets of such entity.

Centennial acquired SCC through a merger with Stokes Ellis Foods, Inc. effective
October 29, 2003, and closed such acquisition contemporaneously with the closing of its initial  public  offering,  or IPO,  on November 3, 2003.  For a detailed discussion of the  acquisition of Stokes Ellis Foods,  Inc. and SCC,  please see
Note 1 to the  financial  statements  included  in Part II, Item 7, of this Form
10-KSB,  which is  incorporated  herein by  reference.  Centennial  manages  its business under one reportable  segment--sales  and distribution of canned ethnic
Southwestern sauces and food products.

DESCRIPTION OF BUSINESS

Our Business

We market,  sell and distribute quality branded ethnic  Southwestern  sauces and food  products  in the  expanding  Mexican  food  segment of the  domestic  food industry.  Our  products  are sold  under  the  Stokes  and  Ellis  labels,  two
Southwestern  brands now nearly  100 years old that are well  recognized  in our primary market of Colorado. According to Information Resources, Inc., or IRI, an
independent market research firm, our best-selling products are our Stokes green chile  sauces,  offered  in five  varieties,  four of which are ranked in retail sales as the most popular  Mexican sauces in Colorado and which are among the 25 best selling  Mexican food  products  retailed in  Colorado.  Mexican  foods and sauces are among the fastest growing  segments of the food industry  today.  IRI
research  shows  that  the  Mexican  food  category   generated  2002  sales  of
approximately $1.89 billion, of which Mexican sauces accounted for approximately
$890  million.  These totals are up 2.3% and 2.4% over the prior  year's  sales, exceeding somewhat the domestic food industry's overall growth in sales of 2.2%.

Our products are currently sold through leading grocery stores,  superstores and club  stores  such as Kroger,  Safeway,  Wal-Mart/Sam's  Club,  Albertson's  and
Costco,  located  principally  in  Colorado  and  in a  small  number  of  major metropolitan  markets in  adjoining  states.  According  to a recent IRI survey,
Mexican  food  sales  in  Colorado  enjoy  one  of  the  highest  retail  market penetration rates for Mexican food in the entire country. Our Stokes sauces have attained a leading  market  share in the  Colorado  retail  Mexican food [Doug -
should this say Mexican sauce?]  market.  We believe this is because of consumer loyalty that's resulted in high repeat purchase rates of our products.

Recent Developments

In March 2004, we and Hoopeston Foods Denver Corp.  (see Contract  Manufacturing
Relationship  with  Hoopeston  in Item 1  below)  amended  certain  terms of the existing  Lease  and  Lease  Override  Agreement  between  us.  As part of these amendments,  we agreed to accept payment for our share of  Hoopeston's  earnings before interest, taxes, depreciation and amortization, or EBITDA, for the twelve months ended June 30, 2003 in the form of a note receivable. The note matures in
12 months, but its maturity date may be extended up to 30 months, based upon the occurrence of certain  events.  Interest does not begin  accruing  until certain events occur, after which the note will accrue interest at an annual rate of 7%.
Since the EBITDA  payment we are owed by  Hoopeston  is in turn payable by us to our principal  stockholder  and his spouse because of their  ownership of Stokes
Ellis Foods  during the 12 months ended June 30,  2003,  the delayed  receipt of such funds will have no impact on our liquidity. We and Hoopeston have agreed to continue  negotiating in the near future  concerning  certain other terms of the agreements  between us. The effect, if any, of these future  negotiations on the existing Lease and Co-Pack and Warehousing  Agreement  between us and Hoopeston, as disclosed  in Note 9, or on any other  agreements  between us and  Hoopeston, cannot be determined at this time.

In March 2004,  we obtained a  $5,000,000  senior  revolving  credit line from a bank. The revolving credit line has a term of three years,  with annual interest payable  at the  bank's  base rate plus  1.5%.  Borrowings  available  under the revolving  credit line are limited to the sum of 70% of the  appraised  value of the  production  facility,  75% of  eligible  accounts  receivable,  and  50% of finished  goods  inventory.  After we obtained  this credit  line,  we drew down approximately  $2.0  million  to retire  promissory  notes  payable  to  various individual  lenders,  including our principal  stockholder.  At the same time we obtained the senior  revolving  credit line, we also retired the existing  first mortgage on our  production  facility then totaling  approximately  $3.5 million using  proceeds of our IPO, as described in our final  prospectus  dated October
29, 2003. By retiring the loans from  individual  lenders,  which carried higher interest rates than that charged under our senior  revolving credit line, and by paying off our production facility mortgage, we expect our interest expense will decrease materially from that paid in 2003.

Our Strategy

Our objective to is become a leading provider of ethnic Southwestern products by pursuing the following strategies:

o    We intend to rapidly  expand our sales of Stokes and Ellis brand sauces and food products in multiple markets by:

o    Entering New  Geographic  Markets.  As we seek to build market and consumer recognition  of our Stokes and Ellis  brands,  we expect to  introduce  our product lines into territories that are contiguous to our existing markets.
     We initially  targeted the Arizona and California  markets for expansion of distribution of our products,  and entered select  metropolitan  markets in those  states  during  the first  quarter  of 2004.  We intend to  continue expanding in these  markets and perhaps  others in the near future in order to capitalize on  relationships  with our current national retail accounts.
     We are also in the process of  designing  marketing  and  customer  service initiatives to grow sales of our products  through new customers  including regional retail chains and individual stores located in our target markets.
     We  expect  these  efforts  will  facilitate  more  effective  use  of  our distribution  infrastructure  and ultimately  lead to increased shelf space and retail sales.

o    Adding  Superstores,  Club and  Grocery  Stores  in Our  Existing  Markets.
     Because we have attained  significant market penetration in Colorado almost exclusively  through  word-of-mouth,  we  believe  there are a  significant number of individual  stores owned by our current customers within existing market areas that have not been exposed to our product lines.  We intend to deepen  our  penetration  in these  markets  by  adding  new  retailers  as customers and by securing shelf space at stores not presently  stocking our products that are operated by our existing  national  chain  customers.  We budgeted  a  portion  of the  IPO  proceeds  to  marketing,  promotion  and advertising expenditures directly related to expanding our market presence, which we believe can have a direct and  substantial  impact on our sales of ethnic Southwestern food within our existing markets.

o    Creating  "Pull-Through" Demand Through Consumer Education. We believe that once a consumer tries our products,  we can plan on the consumer continuing to purchase our products on an on-going  basis.  In particular,  we believe that our ethnic Southwestern sauces encourage repeat purchases as consumers realize  how these  products  can be used in a wide  assortment  of cooking styles,  meals, and both ethnic and  "Americanized"  dishes.  Our marketing plan is  expected  to include  product  demonstrations,  recipe and cooking promotions,  advertising,  and  consumer  research  analysis to  facilitate consumer knowledge about, and use of, our ethnic Southwestern  products. We believe that once consumers learn about how to use our products,  they will increasingly recognize the Stokes and Ellis brands as among those they will want to have readily available in their pantries at home.

o    Showcase  Our Nearly  100-Year  Old  Stokes and Ellis  Brands and the Proud
     Heritage of Our Products.  The Stokes product line  originated in 1906 when
     "Dad" Stokes began canning his famous chili con carne that was then sold to miners,  stores and  restaurants  in the Rocky Mountain  region.  The Ellis family got its start in the chili  business  in 1915 when it opened a chili restaurant that later evolved into a Southwestern food canning company.  In
     1981,  the  Stokes and Ellis  brands  were  joined  together  under  common
     ownership,   creating  a   Southwestern   branded  food  company  from  the
     combination of these former  competitors.  Our marketing  initiatives  will incorporate the approximate 100-year history of our brands as a key element of our marketing program.

o    Build Consumer and Customer Awareness of Our Ethnic Southwestern  Products.
     We expect to devote our marketing and financial  resources to  establishing our Stokes and Ellis brands as known names among consumers and our retailer customers.  To do this, we will maintain high taste and quality  standards, continue our efforts to introduce new ethnic Southwestern products, and use integrated merchandising,  display and marketing initiatives to present and sell our branded  products.  We have engaged an integrated  brand agency to assist us with elevating our strong regional brands to  well-differentiated national brands.  In addition,  we expect to use our web site to facilitate recipe  exchanges  among  consumers,  promote  sales  through  contests and coupons,  and  gauge  the  effectiveness  of  our  product  promotions  and advertising through e-feedback surveys.

o    Capitalize on Our Experienced, Committed Management and Ownership Team. Our
     executive officers and our principal  stockholder have extensive experience in the food  industry,  including  broad  based  consumer  packaged  goods, retail,  wholesale and  manufacturing.  We recently added to our management team by hiring Douglas L. Evans as our chief financial  officer.  Mr. Evans is an experienced  financial  officer who has been  previously  employed by
     various  food   manufacturers  and  branded  food  sales  and  distribution companies.

o    Increase  Our  Assortment  of Ethnic  Southwestern  Products  by  Selective
     Product Line  Extensions.  Our long-term  growth plan includes  introducing select new ethnic  Southwestern  products  to  capitalize  on our  branding initiatives  and expand our product  lines with natural  variations  on our existing foods.  Since  implementing  its strategic plan beginning in 2001,
     Stokes Ellis Foods has successfully  introduced one additional Stokes green chile sauce and a new type of Ellis tamale,  consistent  with the objective of adding select complementary Southwestern sauces and foods to our product line.  A number of  Hoopeston's  production  team  members who assist us in
     developing  and  testing   ingredient  mixes  and  recipes  have  extensive
     experience in ethnic food research.  Using the Hoopeston-managed  facility, we can move  potential  new products  through the  formulation  and testing process in a cost-effective and timely manner, thereby decreasing our "time to market" and enhancing our response to market opportunities.

o    Pursue  Selective  Growth  Opportunities.  We believe there are a number of regional and sub-regional  brands of ethnic  Southwestern and Mexican foods that may represent  opportunistic  acquisitions for us. Although we have no current or pending purchases or understandings  for such purchases,  we may evaluate  acquisition  candidates  from time to time.  If we  pursue  other branded Southwestern or Mexican food companies,  we may do so to expand our
     Stokes and Ellis product lines, facilitate entry into new markets, increase marketing economies of scale, drive production  efficiencies for Hoopeston, and rationalize the competitive landscape in our industry.

 Our Brands and Products

The  Stokes  and  Ellis  brands  are both now  nearly  100  years old and have a long-time  heritage in the ethnic  Southwestern  food industry.  We believe that products  marketed  under the Stokes and Ellis brand names are  associated  with ethnic  Southwestern  foods  that  feature  high  quality  natural  ingredients, selected  blends  of spices  and  seasonings,  and  traditional  recipes  with a
Southwestern flair.

We currently offer five distinct green chile sauces and three distinct chili con carne or chili  products  under the  Stokes  brand.  Both our  sauces  and chili products  come in  varieties  with pork,  chicken and beef.  Our Ellis  products include four varieties of refried beans,  three distinct tamale products,  three distinct  chili  products,  two bean  products,  and our  Ellis  burrito  sauce.
According  to IRI,  four of our Stokes  green chile  sauces are among the top 25 selling  Mexican  food  products  in  Colorado,  which is one of the  top-ranked markets in the U.S. for consumption of Mexican foods.

Our products  are made  according to  traditional  Southwestern  recipes that we consider  to be trade  secrets.  Each of our  products is made using all natural ingredients,  natural  flavorings  and  spices.  We package  our sauces and food products  in  15  and  28  ounce  cans  designed  for  convenient  one-meal  and family-sized portions. We also sell a small number of products in 108-ounce size cans suitable for use by food service customers.

From time to time, we may introduce new ethnic  Southwestern  products that will extend or complement our current  product  lines.  As the launch of new packaged foods is an expensive  and  time-consuming  undertaking,  we expect that any new products  we  introduce  will  seek to  capitalize  on our  ethnic  Southwestern heritage,  be consistent  with our existing  product quality  standards,  and be positioned to enhance our brands' reputation. Since 1998, Stokes Ellis Foods has introduced six new products  under our Stokes and Ellis brands.  During the same period, Stokes Ellis Foods discontinued approximately 25 products in conjunction with its  streamlining  of product  lines  designed  to focus on sales of higher margin SKUs.  Among the  discontinued  products were  approximately  ten organic products  formerly  marketed under the "Green's Farm" label. We do not currently market any  products  under this label.  Stokes  Ellis  Foods also  discontinued
several ham and bean  products in 2002 that were test  marketed by a third party on behalf of Stokes Ellis Foods.

Some of our Ellis  products  carry the lowest gross margins of our product lines and reflect  the  "commoditized"  nature of these  products.  In general,  these products  experience more  competition  with private label brands made by or for the major grocery  chains.  We do not expect to emphasize the marketing of these products except where  providing these products will address a customer's  needs or we believe a clear market opportunity exists.

Our Customers

Sales to four customers  accounted for a total of 67% of our sales in 2003, with each of  those  customers  accounting  for 10% or  more  of  2003  sales.  These customers are Kroger,  Safeway,  Wal-Mart/Sam's  Club and Albertson's.  Sales to
Costco accounted for less than 5% of 2003 sales. Our products are currently sold through a total of  approximately  350 stores  operated  by these  customers  in
Colorado and a small number of major  metropolitan  markets in states  adjoining
Colorado.  Our  products  are now  carried  in  four  distribution  regions  for
Wal-Mart.  Our products  are  currently  approved  for sale in one  distribution region by Costco,  representing  a small number of Costco club stores.  Sales to our retailer  customers are made under one-time  purchase  orders.  Our retailer customers have no binding  commitments to us and can  discontinue  purchasing or stocking our products at any time. For this reason, we have no backlog and we do not consider backlog to be material to our business.

Marketing, Sales and Distribution

Our marketing  strategy is based upon management's  belief that consumers prefer high  quality  ethnic  Southwestern  sauces and foods just as they  prefer  high quality foods in other product categories.  The pricing of our products, as well as their taste,  ingredients  and  packaging,  is designed to reinforce the high quality brand image we seek to convey.  By delivering  consistently high quality products,  we believe our ethnic  Southwestern  products have  developed a loyal base of consumers in our existing  markets and can do so in our target  markets.
Our  existing   consumer   following  has  been  obtained  without   significant
advertising and promotion activities to date.

The packaged  ethnic  Southwestern  food  category and the broader  Mexican food category is our primary market.  In general,  these  categories are comprised of two segments,  the premium brands and the low-priced  "commodity" brands.  These segments are primarily  distinguished by retail price differences,  the quantity and quality of ingredients,  and by packaging.  These  categories are relatively fragmented among national and regional competitors in comparison with many other food categories. We have positioned our Stokes brand as a high quality line that delivers Southwestern taste and flavor experiences not found in private label or other  competitive  products.  The  Ellis  line is a mix of higher  quality  and commodity  products in which we emphasize  sales of the higher quality  products and offer commodity products as a convenience for our retailer customers.

In consultation with an independent  integrated brand agency, we have designed a comprehensive  marketing and promotion  campaign that will drive brand awareness as we expand  into new  markets.  We have begun to  implement  portions  of this campaign,  although not all elements of the campaign are  currently  being used.
The campaign is designed to include:

o    retailer promotions to generate sales activity;

o    increased trade advertising and coupons in conjunction with retailers;

o    use of in-store point of sale materials such as hang tags, racks, signs and shipper displays;

o    cross-promotions with supporting  Southwestern,  Mexican and "Americanized"
     foods;

o    feature advertising using select local television buys, radio spots, direct mail and outdoor displays;

o    public relations activities; and

o    use  of  product  demonstrations  to  increase  consumer  awareness  of our products.

The brand agency is assisting us with consumer  research and designing  specific elements of our marketing and promotion  campaign.  The agency is also assisting us in buying media advertising and selecting appropriate means through which our products will be advertised.  We are compensating  this agency with fixed fee as well as time and material payments.

We budgeted  proceeds of our IPO to fund our marketing and sales initiatives and pay associated  expenses such as slotting fees. Our  promotional and advertising activities  will be  integrated  with  our  efforts  to  secure  shelf  space in individual stores through payment of slotting fees to grocery chains.  The exact amount of  slotting  fees paid to obtain  shelf  space in  individual  stores or markets will depend on the amount and  location of shelf  space,  sales of other
ethnic   Southwestern   products  in  particular   stores,   competitive  market
conditions,  and similar factors.  In our current markets, we have paid slotting fees on a one-time  basis and the retailers have continued to carry our products so long as sales exceed an industry-accepted minimum. Sales of our products have exceeded this minimum in the past.  Because retail  supercenters and club stores do not charge  slotting fees, we will seek to achieve a balanced market presence in  geographic  areas  that will  maximize  the  impact of our  advertising  and promotion budget across all of our channels of distribution.

We  sell  and  distribute  our  products  directly  to  retail  grocery  chains, supercenters  and club stores as well as to wholesalers that resell our products to retailer customers. Specialty food brokers that represent our products assist in selling and stocking our products at the retail level, but do not purchase or take title to our products.  This is the primary difference between food brokers and wholesalers, which do purchase and take title to our products.

Contract Manufacturing Relationship with Hoopeston

Our products are  manufactured  by Hoopeston at the plant that we own located in
Denver, Colorado. Stokes Ellis Foods entered into a series of related agreements with  Hoopeston  in January  2001 under  which  Hoopeston  agreed to produce and warehouse finished inventory,  lease the production facility and equipment owned by Stokes Ellis Foods,  and acquire the raw material and  in-process  inventory.
Under the production agreement, Hoopeston receives reimbursement for the cost of manufacturing  sauces and food  products  plus a fixed rate of return,  together with a storage fee for  warehousing  products  after  expiration of an agreed-on period.  Hoopeston  pays a monthly  lease fee for the  plant  and  equipment  of
approximately  $35,000,   together  with  reimbursement  of  taxes,   insurance,
maintenance and utilities used in operating the plant.

The production  agreement  calls for Hoopeston to purchase and be reimbursed for raw  materials  and  ingredients  necessary  to  manufacture  our  products.  If
Hoopeston's  production  or  ingredient  costs  increase or decrease  during the agreement's  term,  the agreement  allows  Hoopeston to pass these  increased or decreased  costs on to us at least  annually.  We have agreed to several interim price  adjustments  with Hoopeston that have reflected  higher  production costs incurred by Hoopeston during 2002 or 2003. Hoopeston purchases  ingredients from suppliers  using purchase orders and neither we nor Hoopeston have any long-term arrangements with suppliers.

At the time Stokes  Ellis  Foods  entered  into the  production  agreement  with
Hoopeston,  it also gave Hoopeston an exclusive license to use the manufacturing processes,  formulas and recipes that relate to the making of our products.  The exclusive license specifically  excludes any rights to our brands or any license to use  our  trade  names  or  trademarks.  The  production  agreement  contains
confidentiality   provisions   that   obligate   Hoopeston   to   maintain   the
confidentiality   of  the   formulas,   recipes  and  other  trade  secrets  and
confidential  information  received  from us during  the term of the  production agreement and for a period of 10 years thereafter.  Hoopeston is responsible for complying  with all  federal and state laws and  regulations  in  operating  the plant.

The production  agreement with Hoopeston  extends for a period of five years and is automatically extended for one additional year as each year passes. Hoopeston may terminate the production  agreement,  as we also are permitted to do, in the event of a breach  that  continues  after  written  notice  that is not cured or waived.  The lease agreement with Hoopeston  extends for an initial term of five years,  subject to Hoopeston's right to purchase the building from us during the lease term for fair market value.  We have the right to sell the building to any other party subject to  Hoopeston's  continuing  option to purchase the building from the third party while the lease is in effect.  If we sell the building to a third party, Hoopeston has a right to terminate the production agreement.

Under the production  agreement,  we are required to provide Hoopeston a minimum number of cases in production  volume during each year of the  agreement.  If we fail to do so, we must pay Hoopeston a per-case fee multiplied by the difference between the actual number of cases produced and the minimum number called for in the agreement. We anticipate that our planned market expansion will increase our production requirements over current levels and significantly exceed the minimum case  volumes  required  under the  production  agreement.  Stokes  Ellis  Foods exceeded the minimum purchase requirement in the period ended December 31, 2002.
For the year ended December 31, 2003, we fell below the minimum case requirement and paid Hoopeston a fee of $16,841.

The  agreement  with  Hoopeston  requires  us to  provide a  rolling  multi-week production  plan that is used to establish firm  production  schedules  ahead of actual production.  Following  production,  Hoopeston must inventory canned food for at least a 10-day  incubation  period to allow USDA  inspectors  to test the product for  contamination  or spoilage.  For these reasons,  it is difficult to produce our food products on short notice.  Although Hoopeston can add shifts to
increase  short-term   production,   the  use  of  additional  shifts  increases
production costs that Hoopeston  passes through to us if we request  additional, unscheduled production.

Hoopeston  has  indemnified  us for its  failure to comply with the terms of the production  agreement,  including any failure to comply with applicable laws. We maintain product  liability  insurance of our own in amounts that we consider to be  commercially  reasonable.  In the  event a product  liability  claim is made against us or Hoopeston,  we have agreed to investigate  the claim in accordance with the standards of the National Food Processors  Association and to negotiate the determination of liability,  if any, for a period of 90 days, after which we or Hoopeston may pursue outstanding claims in a court proceeding.

The plant  operated by Hoopeston is the only facility we own and the sole source of supply for our ethnic  Southwestern  products.  A natural  disaster  or other event that  resulted in the  destruction  or loss of part or all of the facility could interrupt or stop production,  which would significantly harm our business and  operations.  In July 2003,  the  president of Hoopeston  died suddenly of a heart attack.  We have not been able to determine  the effect,  if any, his loss has had on Hoopeston and its operations.

The agreement with Hoopeston entitles us to receive,  at least annually based on
Hoopeston's  June 30 fiscal year end , an override payment equal to a portion of
Hoopeston's   earnings  before   interest,   income  taxes,   depreciation   and
amortization,  or EBITDA.  Stokes Ellis Foods received an immaterial  amount for its share of  Hoopeston's  EBITDA in 2002 and the  EBITDA  payment  for 2003 was received by us in the form of a promissory  note in the amount of  $170,000,  as described  above.  Proceeds from payment of this promissory note must be paid by us to the stockholders of Stokes Ellis Foods, who owned SCC during the 12 months ended June 30,  2003.  We do not own  Hoopeston  and do not make its  production decisions,  meaning that we have no control over the  operating  decisions  that will likely  determine  the  amount,  if any,  of our future  override  payment.
Hoopeston is allowed to offset against the override payment any monetary damages it  incurs  in the  event we  breach  our  production  agreement,  property  and equipment leases, and some related agreements.  Our principal stockholder is one of three  members of a committee  that  approves  Hoopeston's  annual budget for
capital   expenditures.   This  committee  is  responsible  for  overseeing  the
calculation  of  Hoopeston's   EBITDA  and  for  monitoring  the  operating  and
production  expenses  that are  used to  calculate  EBITDA.  The  committee  has operated on an informal basis in the past, with the Fmembers reviewing financial information and consulting by telephone or in person to discuss any issues.

The  override  sharing  agreement  gives  us a  financial  incentive  to  assist
Hoopeston in obtaining  production work from other food manufacturers.  Based on the food industry  experience and contacts of our management  team and principal stockholder,  we will seek to assist  Hoopeston in securing  business from other food manufacturers where practicable.

Hoopeston  has  successfully  increased  the capacity  utilization  rates of the production  facility.  Based on  information  about  historical  production,  we estimate  that the plant was  operating  at an average of  approximately  55% of capacity in 2002 and 2003.  Of these  utilization  rates,  we estimate  that our products  accounted for approximately 25% of the plant's  production in 2002 and
2003. These utilization rates are based on a standard weekly four-day production period  followed by a one-day  cleaning  and  equipment  changeover  period.  We believe  that the plant's  production  capacity can be  materially  increased by adding a second shift,  if demand  requires.  A second shift would increase wear and tear on our equipment,  and could raise overall production costs. If needed, we  believe  that a second  shift  would  provide  ample  additional  production capacity to support our sales initiatives.  We anticipate that the addition of a second  shift  would  serve  to  lower  production  costs  per  unit  since  the incremental costs are marginal as fixed costs have already been covered.

The  production  plant  consists  of   approximately   100,000  square  feet  of
manufacturing area and approximately  120,000 square feet of warehouse space. We also use warehouse space for inventory  storage in Phoenix and Salt Lake City on an as-needed  basis.  The  warehouses  in these cities are known as "in and out"
facilities  that are used by a number of food  manufacturers  to store  food and beverage  products  that are supplied to the grocery  industry.  The  warehouses supply storage space as required to us and other food manufacturers and there is no minimum  space or time  commitment  for use of the  warehouse  space.  We are charged a storage or handling fee for each pallet we store in these  facilities.
These  warehouses also supply delivery  services or coordinate with local common carriers to facilitate deliveries of products to individual grocery stores.

We are currently in  discussions  with Hoopeston  concerning  some issues in our agreements  with  Hoopeston  that need  clarification.  Among other  things,  we believe the provisions of several of our agreements  with Hoopeston may conflict with  others  or,  alternatively,  may be  ambiguous.  We  expect  to amend  our agreements  with Hoopeston in the future to clarify issues we and Hoopeston have identified  in the  agreements.  For a  description  of risks  related  to these agreements, see "Management's Discussion and Analysis of Financial Condition and
Results  of  Operation  - Factors  That May  Affect  Future  Operating  Results,
Financial Condition or Business," in this Form 10-KSB.

Suppliers

The  principal  items used to make our products are green  chiles,  beef,  pork, chicken,  corn,  beans,  seasonings and packaging  material.  Hoopeston  chooses suppliers  of raw  materials  for  our  products  based  primarily  on  quality, availability  and price and does not have any  long-term  arrangements  with any suppliers of raw materials. In order to ensure consistency of flavor,  Hoopeston purchases, to the extent practicable,  all of the produce and commodities needed to make our products from a limited number of significant  suppliers.  Except as described  below, we believe the ingredients  needed to manufacture our products are readily available from numerous suppliers on commercially reasonable terms.

Although our business is not  dependent on any single  supplier,  the failure of suppliers of key ingredients to meet our quality standards or delivery schedules could delay or hinder Hoopeston's  manufacturing of our products. In particular, a sudden  scarcity,  a substantial  price  increase,  or the  unavailability  of product  ingredients could harm Hoopeston's ability to produce our products on a timely and cost-effective basis.

Hoopeston  purchases  packaging  materials  and labels for our products from two suppliers for each item and believes that alternate  sources of supply for these materials can be located on relatively short notice.  Once purchased,  Hoopeston arranges for delivery of these materials at our expense to the production  plant where they are inventoried until used.

The  largest  component  of  our  cost  of  goods  sold  is  raw  materials  and ingredients.  Our gross margins will  therefore  depend in part on the prices of raw  materials  and  ingredients  that can fluctuate due to a number of factors, including:

o    changes in crop size;

o    prices of animal feed and cattle, hogs and chickens;

o    national, state and local government-sponsored agricultural programs;

o    export demand for agricultural products and beef, pork and chicken;

o    the  presence,   or  the  perception,   of  health  risks  associated  with
     agricultural products and commodities;

o    natural disasters;

o    trade barriers or import quotas;

o    weather conditions during growing and harvesting seasons;

o    general growing conditions; and

o    the effect of insects, plant diseases and fungi.

Increases in produce costs could materially harm our operating results.  The raw material cost that most directly  impacts our product cost is the price of green chiles.  Hoopeston  currently  relies on two  suppliers  for  purchases of green chiles. Although Hoopeston has not experienced any difficulty in obtaining green chiles from these suppliers,  a sustained  interruption in Hoopeston's supply of green chiles for any reason would  seriously  harm our business.  Neither we nor
Hoopeston has any long-term  contracts  with these  suppliers,  meaning that the price of green  chiles sold to us may  increase at any time or that the quantity of green  chiles  supplied  to us  could  be  curtailed  at any  time.  However,
Hoopeston  typically enters into agreements with suppliers to furnish particular green chiles for an entire season,  which generally results in obtaining a fixed price for  approximately  a year.  The  volume of green  chiles we  require  for production  of our products is such that it would be  difficult  to  effectively hedge a large portion of our green chile costs, although we may be able to do so as our usage increases. Difficulties in obtaining green chiles or the imposition of  import  quotas  on  agricultural  products  generally  or  green  chiles  in particular  could also  materially  harm our business or increase our  operating costs.

While the Mexican food industry has generally  sought to compensate for the cost of increased raw material and  ingredient  prices through price  increases,  the industry  is highly  competitive  and we may not be able to  recover  excess raw material or ingredient costs through price increases in the future. In addition, price increases may have a negative effect on sales volume.

Inventory Levels

Historically,  we have maintained minimal levels of finished goods inventory. As our marketing campaign is implemented and we execute our plan to expand into new markets, we intend to increase inventory levels in order to allow us to continue to ship  products if we  experience a short-term  interruption  in production or unexpected  demand  for some of our  products.  It is our goal to  minimize  our exposure to having insufficient inventory to fill customer orders.

Management Information Systems

We currently maintain management  information systems that include an electronic data  interface  capability and which  generate  daily  electronic  reports that address all aspects of purchasing, inventory levels and customer orders. We also have access  through  Hoopeston to  production  and workforce  information  that enable us to compare our actual to budgeted  production and costs of production, and assist in the  formulation  of  production  schedules in  consultation  with
Hoopeston.  We  intend to  enhance  our  management  information  systems  on an as-needed basis to continue to closely monitor purchasing,  inventory levels and customer order fulfillment.

Competition

Our  ethnic  Southwestern  products  compete  on the basis of taste,  flavor and quality,  brand image and  awareness,  access to shelf  space,  advertising  and promotion,  packaging and package  design,  and price.  We believe the taste and flavor of our products, as well as those of our competitors',  are the principal reasons why consumers buy these food products. Repeat purchases by consumers and consumer loyalty are the main objectives of most food manufacturers.  The entire
Mexican food industry is highly  competitive,  with a significant number of both large and small participants. We compete with nationally distributed brands such as:

o    Ortega, Old El Paso and Pace in sauces and other Mexican food products;

o    Rosarita and Taco Bell in refried beans; and

o    Hormel in chili products.

These brands are owned by major food companies including Pepsico,  Inc., General
Mills,  Inc.,  ConAgra  Foods,  Inc.,  B&G Foods,  Inc.  and Nestle S.A. We also compete  with  regional  sauce brands  including  Las Palmas,  La Victoria,  505
Southwestern, Hatch and La Preferita, some of which are also owned by major food companies.  Nearly all of our existing and potential  competitors in the Mexican food  industry  have  greater  financial  resources,  a wider  range of  product offerings,  longer operating histories and greater brand recognition than we do.
We cannot  assure you that we will be  successful  in  maintaining  our position against  current  and  potential  competitors  in  our  existing  markets  or in establishing a market presence in new markets we enter.

Competition  for some  products  in our Ellis line comes  from  "private  label"
brands produced by or for the major supermarket  chains.  These brands generally sell at prices below those charged by us.  Because these brands are owned by the retailer,  they often receive  preferential  treatment when  retailers  allocate available  shelf space.  The existence of private label  competition for some of our Ellis food products is one of the primary  reasons why these  products carry lower gross margins than our other products.

Our ethnic Southwestern  products compete not only against other brands in their respective product  categories,  but also against products in similar or related product categories.  For example, our tamales compete not only with other canned brands  of  tamales,  but  also  with  frozen  and  fresh  tamales  found in the refrigerated and fresh food sections of grocery stores.

Food  manufacturing  is a highly  regulated  industry.  For companies not in our industry,  the main barriers to entry are licensing  requirements and regulatory compliance  necessary to open a production  plant.  Existing food  manufacturers with their own production  plant or access to a contract  manufacturer  face few barriers in entering our market,  but may have to spend significant  amounts for product development, marketing and sales costs, as well as slotting fees.

Regulation

As a distributor of food products and as the owner of our  production  facility, we are subject to regulation by the U.S. Food and Drug Administration,  the U.S.
Department of  Agriculture,  and to licensing and  regulation by state and local health, sanitation,  building,  zoning, safety, fire and other authorities.  Our product  lines are  subject  to  regulation  under the  Federal  Food,  Drug and
Cosmetic Act, the Federal Meat Inspection Act, the Poultry  Products  Inspection
Act, the Perishable  Agricultural  Commodities  Act, the Nutrition  Labeling and
Education Act of 1990,  and the rules issued under these laws. The FDA regulates manufacturing and holding  requirements for foods through its good manufacturing practice  regulations,  specifies the standards of identity for specified  foods and prescribes the format and content of information on food product labels. The
USDA  imposes  standards  for  product  quality  and  sanitation  including  the inspection, labeling and compliance of meat and poultry products and the grading and commercial acceptance of produce shipments from our suppliers.

In addition to laws  relating to food  products,  Hoopeston's  operation  of our production  facility  is  subject  to laws  relating  to  environmental  issues, workplace  safety and worker health,  principally  the  Occupational  Safety and
Health Act. We believe Hoopeston's regulatory compliance costs are material, but we do not get a separate  accounting  of these costs from  Hoopeston.  Hoopeston recently  advised us that it may be required to install a water treatment system for wastewater  that is discharged  from the  manufacturing  facility we own. We believe that the cost of such a system may be between $250,000 and $300,000.  We are confident that Hoopeston is responsible for such costs as our responsibility as landlord does not encompass water treatment, but Hoopeston has asked that the allocation  of the costs for such system be one of the  subjects to be discussed and  negotiated  between us. We do not believe our regulatory  compliance  costs were material in 2003.

Based on a review of Hoopeston's  compliance  files and regulatory  filings,  we believe Hoopeston presently complies in all material respects with such laws and regulations,  and maintains all material  permits and licenses  necessary to its operation of our production  plant. We believe we are currently in compliance in all  material  respects  with  governmental  laws and  regulations,  and that we maintain all material permits and licenses relating to our business. However, we cannot  assure you that we and Hoopeston  are in full  compliance  with all such laws and  regulations or that we will be able to comply with any future laws and regulations in a  cost-effective  and timely manner.  If we or Hoopeston fail to comply  with  applicable  laws  and  regulations,  we may be  subject  to  civil remedies,  including  fines,  injunctions,  recalls  or  seizures,  as  well  as potential  criminal  sanctions,  any of which could seriously harm our operating results and financial condition.

Employees

At December 31, 2003, we employed three full-time  employees.  Hoopeston employs approximately  96 full-time  personnel at our production  plant.  Neither we nor
Hoopeston have experienced any labor disputes or work stoppages, and do not have any collective bargaining agreements. We believe that our relationships with our employees are good.

Item 2.  DESCRIPTION OF PROPERTY

Our manufacturing  and distribution  facility consists of 220,000 square feet of space,  including  120,000  square  feet of  warehouse  space  used to store our products and products co-packed by Hoopeston for other customers. Hoopeston pays us a lease fee of approximately  $35,000 per month for its lease of the facility from us, which is  approximately  equal to our mortgage payment on the facility.
We pay Hoopeston a per case storage fee for all finished  products that we store in the  warehouse  for  over 30 days.  Hoopeston  has a right  to  purchase  the facility  from us during the term of the lease,  which  extends  for a five-year term, for fair market value.

We use two  facilities for  distribution  in Phoenix and Salt Lake City that are called "in and out"  warehouses.  These warehouses are used by us and other food manufacturers to store products pending delivery to retailers. Arrangements with these  warehouses  are informal and  terminable at any time.  In general,  these warehouses  receive,  inventory and deliver food products to grocery  chains and charge a per-pallet  or handling fee for each pallet of products that they store or handle.  These arrangements allow flexibility in the amount of space used and do not  require us to commit to the use of  warehouse  space for any  particular period of time.

The facilities we own, lease or use totaling  approximately  221,000 square feet are described in the table below:

                                                      Monthly
                                                      Mortgage,          Owned,      Lease or
                      Type of            Square     Rental or Use      Leased or      Renewal
  Location            Facility            Feet         Payment         Contracted   Expiration
-----------------------------------------------------------------------------------------------

5590 High            Manufacturing       220,000        $34,700       Owned           N/A
Street               and distribution
Denver, Colorado(1)

4012 West            Distribution        as required    per usage     contracted      N/A
Turney Street
Phoenix,
Arizona

1415 South           Distribution        as required    per usage     contracted      N/A
3200 West
Salt Lake
City, Utah

400 Inverness        Administration      750            $ 3,000       leased          4/30/04
Parkway
Englewood,
Colorado(2)

(1)  Hoopeston  also pays us  approximately  $19,000  per  month  for  estimated property taxes and operating costs of the manufacturing facility.

(2)  The initial lease term for this facility has expired, but we are continuing to lease this space on a month-to-month basis.

We  believe  that we may need to lease  additional  warehouse  space in 2004 for storage of  inventory.  Otherwise,  we believe  our current  facilities  will be suitable and adequate and have  sufficient  capacity to meet our expected  space requirements  over the next 12 months.  As we implement  our growth plan, we may obtain  additional  contracted  distribution  space to support  markets  that we enter.

Item 3.  LEGAL PROCEEDINGS

We are not currently party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003,  stockholders holding sufficient shares so as to constitute  over 75% in interest of the total shares  outstanding  executed a consent  permitting  Centennial to amend its  Certificate of  Incorporation  and authorizing the issuance of the Series A preferred stock to the  stockholders of
Stokes  Ellis  Foods,  Inc.  Such  consent  was  adopted  prior to our IPO being declared  effective  by the SEC,  and the matters  covered by such  consent were reported upon in Centennial's  preliminary  and final  prospectuses on file with the SEC. Information concerning the rights,  preferences,  and privileges of the
Series A preferred  stock may be found in such  prospectuses  and in the Amended and Restated Certificate of Incorporation,  a copy of which was filed as Exhibit
3.3 to Amendment  No.3 to  Centennial's  Registration  Statement on Form SB-2 on
file with the Securities and Exchange Commission.  Centennial's filings with the
SEC are available to the public through the SEC's website at http://www.sec.gov.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Centennial's  Common  Stock is quoted on the NASDAQ  SmallCap  Market  under the trading symbol "CHLE." The following  table sets forth the range of high and low sale prices of the Common Stock, as reported by The NASDAQ Stock Market(R), from
October 29, 2003 through  December 31, 2003.  The prices set forth below reflect interdealer quotations,  without retail markups,  markdowns or commissions,  and may not represent actual transactions.

                                            High     Low
                                           ----------------
2003
Fourth Quarter (October 29, 2003 through   $  4.91 $  3.30
December 31, 2003)

As of February 20, 2004,  Centennial's common stock was held by approximately 15 shareholders.  Management  estimates  that  Centennial  has over 500  beneficial owners of its common stock.

Recent Sales Of Unregistered Securities

      (a) Option Issuances To Directors

On October 30, 2003,  Centennial issued options to purchase 40,000 shares of its common  stock to a new  independent  director,  Gerald J. Laber,  who joined the board of directors on such date. On December 31, 2003, Centennial issued options to purchase 40,000 shares of its common stock to a second independent  director,
Michael  Kaskie,  who joined the board of  directors  on such date.  The options grant to each of these new directors  was to  compensate  such persons for their service on the board of directors in accordance  with the provisions of our 2003
Non-Employee Directors' Stock Option Plan.

      (b) Issuance of Managing Underwriter's Warrants

On November 3, 2003,  Centennial  issued stock purchase  warrants to purchase an aggregate  of 155,000  shares of Common Stock at $7.00 per share to the managing underwriter  of the initial public  offering.  The issuance was made pursuant to the  Underwriting  Agreement  with the managing  underwriter  and in the form of
Underwriter's Warrants filed as an exhibit to our registration statement on file with the SEC.

      (c) Issuance of Series A Preferred Stock

On November 3, 2003,  Centennial  issued  2,000,000 shares of Series A preferred stock in connection  with the purchase of Stokes Ellis Foods,  Inc. Mr. and Mrs.
Lewis were the  existing  owners of Stokes Ellis Foods and were  accredited  and sophisticated  investors  and, at the time of such  issuance,  Mr. Lewis was our largest  stockholder and Mr. and Mrs. Lewis were the sole stockholders of Stokes
Ellis Foods, Inc.

      (d) Prior Issuances Described in Part II of Registration Statement

Following our formation in February 2003, we issued a total of 3,500,000  shares
of  our  common  stock  to  our  officers,   directors  and  two  non-management
stockholders. Each of these persons had access to information concerning us as a result of such  persons  being  accredited  investors  or who were or became our employees.  Our  principal  stockholder  and his spouse were  sophisticated  and experienced  investors  who were also  accredited at the time of the merger with
Stokes Ellis Foods.

      (e) Issuances of Promissory Notes Described in Part II of Registration Statement

Between  January  2002  and  April  2002,  we  issued  promissory  notes  to ten individual lenders.  The notes were initially due between January 2003 and April
2003 and, following extensions of such due dates, were repaid in March 2004 from funds  available  under our new  revolving  line of  credit.  The  lenders  were individuals or entities controlled by persons who were acquaintances or business associates  of our  principal  stockholder.  We  relied on  Section  4(2) of the
Securities  Act  in  issuing  such  promissory  notes.  None  of  the  foregoing transactions involved any underwriters,  underwriting  discounts or commissions, or any public offering.

The purchasers in paragraph (a), (c), (d) and (e) above were  sophisticated  and experienced  individuals  who were  also  accredited  investors  or  became  our employees on consummation of the transaction. The purchaser in paragraph (b) was
and  is  a  sophisticated  and  experienced   investor  that  was  the  managing
underwriter of our initial public offering.

Use Of Proceeds

We registered and sold 1,550,000  shares of our common stock to the public at an aggregate  offering  price of  $7,750,000,  or $5.00 per  share,  pursuant  to a registration  statement  that was declared  effective  on October 29, 2003.  The offering was completed and has terminated.  The lead underwriter of the offering was J.P.  Turner & Company,  L.L.C.  Through  December 31, 2003, we incurred the following expenses in connection with our initial public offering:

Description                       (in millions)
-----------                       -------------

Gross proceeds                        $7.75
Underwriters' commissions               .78
Other costs of issuance paid
by us                                  1.18
Net proceeds to Centennial             5.79

The net offering  proceeds to us through  December 31, 2003 after  deducting the total expenses above were  approximately  $5.79  million.  Through  December 31,
2003, we applied our net proceeds as follows:

                                            Actual use of
                             Intended use     proceeds
                              of proceeds      through
                             as stated in   December 31,
                              prospectus       2003
                             ------------   -------------
                             (in millions)  (in millions)

Retirement of plant          $ 3.60           $ -
mortgage (1)
Payment of slotting fees        .81            .01
Marketing, advertising and
   promotion   costs           1.40            .41
Working capital                 .43             .43

(1)  The plant mortgage was retired, and such proceeds applied, in March 2004.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently intend  to  retain  all  available  funds and any  future  earnings  to fund the development  and growth of our business  and,  therefore,  we do not  anticipate paying  any cash  dividends  on our  shares of common  stock in the  foreseeable future.  In  addition,  the  preferred  stock  issued  to the  Lewises  contains restrictions  on our payment of dividends or other  distributions  in respect of our common stock. The senior revolving credit facility we obtained in March 2004 also restricts our ability to pay  dividends.  Our future  dividend  policy will also depend on the requirements of any future  financing  agreements to which we may be a party and other factors considered  relevant by our board of directors, including the  provisions of the Delaware  General  Corporation  Law that govern corporations.

The Delaware General  Corporation Law generally  provides that distributions may not be made if after any  distribution  we would not be able to pay our debts as they become due in the usual  course of business  or our total  assets  would be less than the sum of our total  liabilities  plus any amounts  needed to satisfy the preferential  rights of stockholders if we were dissolved at the time of the distribution.  The preferential rights of the Series A preferred stock issued to the Lewises  could have the effect of limiting or  eliminating  dividends on the common stock.

We currently pay cumulative  dividends equal to $.50 per share to holders of the
Series A  preferred  stock.  The  dividend  is fixed and  payable  in  quarterly installments of $.125 per share at the end of each calendar quarter,  so long as funds are legally available to pay the dividend and the payment is not otherwise prohibited.  In 2003,  no dividends  were paid on the Series A preferred  stock, although the first such payment was made in January 2004  relating to the period from November 3, 2003 through December 31, 2003.

Equity Compensation Plan Information

The only equity compensation plan currently maintained by Centennial is the 2003
Non-Employee  Directors' Stock Option Plan (the "Option Plan").  The Option Plan
was approved by the  shareholders  of  Centennial in 2003.  The following  table contains  information  regarding  Centennial's  equity  compensation  plan as of
February 20, 2004.

                                  (a)                                    (c)
                               Number of                              Number of
                             Securities to            (b)            securities
                             be issued upon     Weighted-average       remaining
                              exercise of       exercise price      available for
                              outstanding       of outstanding     future issuance
                                options,           options,         under equity
                              warrants and       warrants and       compensation
                               rights(1)            rights        plans (excluding
                                                                     securities
                                                                    reflected in
Plan Category                                                        column (a))
-----------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   80,000       $    5.00             70,000

Equity compensation
plans not approved by
security holders                        0               0                  0
                                  -------       ----------           -------
Total                              80,000       $     5.00            70,000

(1)  The total number of securities  to be issued upon  exercise of  outstanding options,  warrants  and rights  consists  of options  for the  purchase  of
     Centennial common stock granted pursuant to the Option Plan to non-employee directors. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

Item 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the consolidated  financial  statements of Centennial and the notes thereto included elsewhere in this report on Form 10-KSB.  Some of the  information  contained in this  discussion  and  analysis  or set forth  elsewhere  in this  Form  10-KSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties.

OVERVIEW

We are a specialty  branded food company that intends to expand its distribution and sales of ethnic Southwestern sauces and food products in the growing Mexican food segment of the domestic food  industry.  Our Stokes and Ellis  labels,  two
Southwestern  brands, are each now nearly 100 years old and are  well-recognized in our primary  market of  Colorado.  Our  best-selling  products are our Stokes green  chile  sauces,  offered  in five  varieties,  four of which are ranked in retail sales as the most popular  Mexican sauces in Colorado and which are among the 25 best selling  Mexican food  products  retailed in Colorado,  according to
IRI, an  independent  market  research  firm. Our products are currently sold in leading grocery retailers,  superstores and club stores such as Kroger, Safeway,
Wal-Mart/Sam's  Club,  Albertson's and Costco,  through  locations  primarily in
Colorado  and in a small  number  of major  metropolitan  markets  in  adjoining states.

Stokes  Ellis Foods  purchased  Stokes  Canning  Company in 1998 and by 2000 had developed a strategic plan to strengthen  the Stokes and Ellis brands,  increase the brands' bottom line  performance and position this business for growth.  The first step in this plan was  completed  in January  2001 on Stokes  Ellis  Foods entering  into a  production  agreement,  facility  and  equipment  leases,  and operating income sharing agreement with Hoopeston. These agreements freed Stokes
Ellis Foods from direct  operating  responsibility  for the production plant and allowed it to focus solely on brand-related operations and initiatives.

The  second  step in  Stokes  Ellis  Foods'  strategic  plan was to  concentrate marketing and sales activities on more profitable parts of the product lines. In late 2001,  the Stokes and Ellis product lines were analyzed and  streamlined to reduce  the  number  of  stock-keeping  units,  or  SKUs.  An  SKU  is a  unique numeric-based  bar code  assigned  to each  individual  type of food or beverage product.  In late 2001,  Stokes Ellis Foods also implemented price increases for some of its leading products and outsourced direct sales activities to a network of food brokers and  wholesalers.  Centennial  expects to focus its future sales and  marketing  activities  on the Stokes  green chili  sauces and other  higher margin products in the Stokes and Ellis product lines.

ACQUISITION OF STOKES ELLIS FOODS, INC.

The third  phase of our  strategic  plan was  completed  in  February  2003 when
Centennial  was formed and an expanded,  brand-experienced  management  team was
recruited  to  drive  our  expansion  as  a  specialty   branded  food  company.
Additionally,  we hope to use Centennial to acquire other  specialty food brands or companies.

Our IPO was the beginning of the next phase of the strategic  plan. We are using the proceeds of the IPO to launch an aggressive program to obtain new customers, increase our store count in existing markets, expand into new markets, and drive consumer  demand for our  products  through  coordinated  advertising,  consumer education and promotions.  Concurrent with the IPO, we closed the acquisition of
Stokes Ellis Foods and its wholly owned subsidiary  Stokes Canning Company.  The purchase  price was paid through  issuance of 2,000,000  shares of our preferred stock to the Lewises.  The  preferred  stock has an annual  dividend of $.50 per share,  payable  quarterly.  The preferred stock has no redemption,  call or put features.  The preferred  stock votes at all meetings of  stockholders  and each share of preferred stock carry one vote. The preferred stock is also convertible into common stock on a one-for-one  basis. The preferred stock has a liquidation value of $5 per  share or a total  liquidation  value of $10  million.  This $10 million  value  will  only be  realized  upon  liquidation  of  Centennial.  The preferred stock is valued at  approximately  $2.3 million,  which, for financial reporting purposes, represents the predecessor cost basis (stockholders' equity)
of Stokes Ellis Foods at the time of acquisition.

We did not obtain a valuation  or fairness  opinion  concerning  the purchase of
Stokes  Ellis Foods at the time we acquired  Stokes  Ellis  Foods.  Our board of directors  primarily  considered the assets on the balance sheet of Stokes Ellis
Foods,  the value of its brands,  the customers and the value of the real estate and  production  equipment  owned by Stokes Ellis Foods when setting a price for the  acquisition.  The board also considered the fact that the Lewises agreed to carryback  the purchase  price of Stokes Ellis Foods by accepting  the preferred stock as  consideration,  the fact  that no  proceeds  from the  initial  public offering will be used to redeem the preferred stock, and other relevant factors.
To the extent the Lewises  owned 100% of Stokes  Ellis Foods and Mr. Lewis owned approximately  42%  of our  common  stock  at the  time  of the  closing  of our acquisition of Stokes Ellis Foods, the acquisition of Stokes Ellis Foods was not on an arm's length  basis.  After giving effect to completion of the IPO and the issuance of the preferred stock to the Lewises,  the Lewises vote  approximately
58.2% of our outstanding capital stock.  Although Mr. Lewis was not and is not a member of our board, he has a controlling  interest in Centennial now and at the time we  purchased  Stokes  Ellis  Foods that may have  influenced  our  board's deliberations.  None of our board members were independent at the time we bought
Stokes Ellis Foods  because each of these board  members was also an officer who then received  salaries paid by Stokes Ellis Foods through a management  company owned by Mr. Nieder. Therefore, the purchase price of Stokes Ellis Foods was not determined by arm's length negotiations.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth,  for the years ended December 31, 2003 and 2002, the percentage of net sales  represented by the specified  items included in our consolidated statements of operations.  We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons.
This  financial  data should not be viewed as a  substitute  for our  historical consolidated  results of  operations  determined in  accordance  with  generally accepted  accounting  principles and does not purport to be indicative of future results of operations.

                                          Consolidated
                                    Years Ended December 31,
                                     2003             2002
                                    -------------------------
Net sales                               100.0%          100.0%

Cost of goods sold                       63.8            69.5
Gross profit                             36.2            30.5
Selling, general and
  administrative expenses                41.9            26.4
Income (loss) from operations            (5.7)            4.1
Total other income                        6.8             1.4
Income taxes (expense)                    (.3)           (2.1)
                                     --------        --------
Net income                                 .8%            3.5%
                                     ========        ========

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Our net sales  decreased by $.6 million,  or 10.0%,  to $5.0 million in the year ended  December 31, 2003 from $5.6 million in the year ended  December 31, 2002, primarily as a result of decreased sales of low profit,  de-emphasized products, many of which have been discontinued.  We sold 331,331 cases of products in 2003 compared  to 421,692  cases in 2002.  Average net sales price for the year ended
December  31, 2003  increased  approximately  $1.92 per case over 2002.  This is further  indicative  of our sales focus on higher  margin  products.  We plan to increase our sales  materially  in fiscal 2004 as we implement the next phase of our  strategic  plan to grow our market  presence and enter new markets with our higher margin products utilizing the proceeds of the IPO.

Slotting  fees are recorded as a reduction  of sales to arrive at net sales.  In
2003,  we paid slotting fees totaling $.02 million to get shelf space in grocery stores in our  existing  markets  compared to $.19  million in 2002.  We did not actively  pursue  slotting new items in 2003 prior to our public offering due to our focus on developing consumer and brand programs prior to slotting new items.
Further,  slotting opportunities during the 4th quarter of 2003 were limited due to grocery industry factors, including the grocer's strike in California. We are spending a portion of the  proceeds  of the IPO on payment of  slotting  fees to obtain shelf space in grocery  stores.  We expect  slotting  fees will  increase materially  in the  2004 and 2005  fiscal  years  from  pre-existing  levels  as management actively pursues slotting opportunities with grocery retailers.

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

Cost of goods sold

Cost of goods sold decreased $.7 million,  or 17.4%, to $3.2 million in the year ended  December 31, 2003 from $3.9 million in the year ended  December 31, 2002.
As a percentage  of net sales,  our cost of goods sold fell to 63.8% in the year ended  December 31, 2003 from 69.5% in the year ended  December  31, 2002.  This decrease is primarily due to an emphasis on higher  profit,  key products  being sold which directly reduces cost of goods sold as a percentage of net sales. Our cost of goods sold will  increase on an absolute  basis in future  periods as we increase sales as a result of our planned expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $.6 million, or 42.7%, to
$2.1  million in 2003 from $1.5  million in 2002.  This  increase  is  primarily attributable  to advertising and consumer  marketing  spending of $.4 million in
2003  associated  with our planned  expansion  into new  markets.  In  addition, payroll  related costs increased as we staffed up in connection with our IPO and subsequent  expansion  plan.  We  expect  selling,  general  and  administrative expenses  will  increase in fiscal 2004 in absolute  amounts as we implement our expanded marketing program.

Recently  enacted and  proposed  changes in the laws and  regulations  affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, could result in increased  administrative costs to us as we respond to their requirements.  The new rules could make it more difficult for us to obtain  certain  types of  insurance,  including  director and officer liability  insurance,  and we may be forced to accept  reduced policy limits and coverage or incur  substantially  higher costs to obtain coverage we consider to be adequate. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors,  our board committees,  or as executive officers. We are currently evaluating the new rules and cannot predict or estimate the amount of the  additional  costs we may incur or the timing of such costs.

Income (loss) from operations

Income (loss) from  operations  decreased $.5 million or 223.9%,  to $.3 million loss for the year  ended  December  31,  2003 from $.2  million  income in 2002.
Income from  operations as a percentage of net sales decreased from 4.1% in 2002 to (5.7%) in the year ended December 31, 2003. This decrease is primarily due to increased selling,  general and administrative  expenses.  We expect income from operations  will increase in future periods to the extent we are successful with our  expansion  strategy  and in  controlling  the rate of  increase in selling, general and administrative expenses.

Other income and (expenses)

Other income  consists  primarily of rental income for the production  plant and associated  equipment and  increased to $.8 million for the year ended  December
31, 2003 from $.6 million in 2002. The increase is attributable to override rent income of $.2 million which is our share of Hoopeston's  EBITDA for  Hoopeston's fiscal year ended June 30, 2003.  Stokes Ellis Foods' override  payment for 2002 was an immaterial amount.

As part of our negotiations  with Hoopeston,  we agreed to accept a note for the override  payment  related to  Hoopeston's  fiscal  year ended June 30,  2003 to facilitate Hoopeston's payment for needed capital improvements at the production facility. The payment of this note will be part of the distribution of income to the  Lewises  related to earnings  of Stokes  Ellis Foods prior to the IPO,  and therefore will have no effect on our liquidity at the time it is paid. We do not control  Hoopeston and can not forecast annual receipt of override payments with any certainty.

Other  expenses are  comprised  entirely of interest  expense and  decreased $.1 million  in 2003 or 16.6%,  from $.6  million in 2002  primarily  as a result of negotiating  lower  interest rates on various notes payable to  individuals.  We anticipate our annualized  interest expense will decrease by  approximately  $.3 million per year as a result of retiring  the mortgage on our  production  plant using IPO proceeds and repaying in March 2004 loans from Mr. Lewis and the other individual lenders using funds available under our revolving credit line.

Income tax expense

We have included  proforma income tax  adjustments  computed using the statutory rates in effect for 2002 and until the public offering in 2003,  which represent the  federal and state tax  provisions  that would have been  required,  had the
Company  been taxed as a  C-corporation  for the entire  year.  The  decrease in income tax expense of $.1 million,  or 84.9%, is directly  attributable to lower income before  taxes.  We expect income tax expense will increase on an absolute basis  in  future  periods  as we  increase  sales as a  result  of our  planned expansion.

Net income

Net income  decreased $.2 million for the year ended  December 31, 2003 compared to the year ended  December  31, 2002.  Net income as a percentage  of net sales decreased to .8% in the year ended December 31, 2003 from 3.5% in the year ended
December 31,  2002.  The  decrease in net income is  primarily  attributable  to increased  selling,  general and  administrative  expenses  associated  with our expansion  strategy offset by increased  other income.  We expect our net income will  increase  in  future  periods  to the  extent we are  successful  with our expansion  strategy and in controlling the rate of increase in selling,  general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Requirements

The following data summarizes our contractual  obligations and commitments as of
December 31, 2003:

                                       Payments due by periods
               -------------------------------------------------------------------------
                               Within                                         After
                Total          1 Year        2-3 Years       4-5 Years       5 Years
               -------------------------------------------------------------------------
                                          (In thousands)
Contractual
obligations:

Long-term
  debt            $ 4,254       $     750      $    3,504       $     --       $      --
Purchase
obligations           926             926              --             --              --

Production
  obligations       2,266             394             936            936              --

 Total
 contractual
 cash
 obligations      $ 7,446       $   2,070      $    4,440       $    936       $      --

Long-term  debt:  Long-term  debt at December 31, 2003 consisted of $3.5 million mortgage on our  production  facility and $.75 million in notes  payable to nine individual  lenders.  All long-term  debt  outstanding  at December 31, 2003 was retired in March 2004 using cash on hand and proceeds from the senior  revolving line of credit obtained in March  2004.Long-term  debt above excludes borrowings under the senior revolving line of credit obtained in March 2004.

Purchase  obligations:  Purchase  obligations above represent costs of inventory items  we have  requested  and  authorized  Hoopeston  to  produce  for us as of
December 31, 2003 which have not been billed to us by Hoopeston. The product has not been  billed  to us  because  Hoopeston  has  either  not yet  produced  the inventory or, if product has been produced, it has not been released from the 10 day production hold.

Production   obligations:   Production   obligations   above  represent  minimum
production  requirements  under our co-pack contract with Hoopeston.  As part of our agreements with Hoopeston,  we are required to purchase a minimum of 585,000 cases  from  Hoopeston  in any given  year.  If we fall below the  585,000  case minimum, then we are required to pay a penalty of $.80 for each case by which we fall short of the 585,000 case minimum.

We do not anticipate any significant capital expenditure requirements for 2004.

Sources and Uses of Cash

Our  principal  sources of liquidity  as of December 31, 2003  consisted of $6.1 million in cash and cash equivalents.  We generate cash through sales of product and lease of our production  facility.  We require capital to finance  inventory and accounts  receivable,  pay slotting  fees to grocery  chain  retailers,  pay operating costs, pay principal and interest on our existing debt obligations and pay dividends on our preferred stock.

Operating:  Cash  provided by  operating  activities  was $.04  million in 2003, consisting  primarily of net income,  adjusted for  depreciation  and payment of prepaid insurance expenses.

Financing:  Cash  provided by  financing  activities  primarily  represents  net proceeds from our IPO reduced by payments on long-term debt.

Centennial  entered into a senior credit  agreement with Heartland Bank in March
2004, for borrowings up to an aggregate amount of $5.0 million. Under the senior credit agreement,  the lender advanced  Centennial $2.0 million through a senior secured  revolving  credit facility,  which was used to retire  promissory notes payable to various individuals, including our principal stockholder. At the same time we  obtained  the senior  revolving  line of credit,  we also  retired  the existing first  mortgage on our  production  facility then totaling $3.5 million using  proceeds of our IPO, as described in our final  prospectus  dated October
29, 2003. The senior secured  revolving  credit facility matures on December 31,
2006.

Borrowings under this facility bear interest,  payable monthly, at the base rate plus 1.5%,  however,  the rate will  never be lower than 5.5% per annum.  At the time of closing the senior credit  facility,  the interest rate was 5.5%.  Under the terms of the  revolver,  we can borrow up to the sum of 70% of the appraised value of the production facility owned by the Company,  75% of eligible accounts receivable and 50% of finished goods  inventory.  The facility also calls for an unused revolver commitment fee of .5% which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times .5%.

Centennial may prepay  borrowings  under the senior credit agreement in whole or in part,  in minimum  amounts and subject to other  conditions  set forth in the amended and restated  senior  credit  agreement.  Centennial is required to make mandatory prepayments to the lenders from:

o    the  net  cash  proceeds  from  asset  sales  in  particular  circumstances specified in the senior credit agreement; and

o    the net cash proceeds from new debt  issuances in particular  circumstances specified in the senior credit agreement.

Centennial's  obligations under the revolving credit line are secured by a first mortgage on the production  plant, a security  interest in substantially  all of its assets and an assignment of our co-packing agreement with Hoopeston.

The senior credit agreement includes two financial covenants.  Centennial cannot permit, at the end of each fiscal quarter:

o    its consolidated net worth (stockholders' equity less treasury stock) to be less than $7 million;

o    its ratio of  consolidated  senior  debt  service  plus  dividends  paid to consolidated  EBITDA for the trailing  four quarters to exceed the ratio of
     1.5 to 1.

The  senior  credit  agreement  also  contains  customary  covenants,  including limitations  on  Centennial's  ability to incur  debt,  and  events of  default, including a change of control,  as defined in the senior credit  agreement.  The senior credit agreement also limits Centennial's  ability to pay dividends under specified circumstances.

Debt Instruments, Guarantees and Related Covenants

We were in violation of some non-financial  covenants in the loan agreement with the  financial  institution  that  held the  first  mortgage  on our  production facility as of December  31, 2003.  We had  previously  recorded  such debt as a current obligation. As we paid off this mortgage at the time we obtained our new senior  credit  facility in March 2004,  we have  reflected  the  mortgage  debt outstanding as of December 31, 2003 as long-term.

Cash Management

We believe  that cash on hand,  cash flow from  operations  and  proceeds of the initial public offering will be adequate for us to meet our anticipated  working capital  requirements for at least 12 months.  We do not need the revolving line of credit to meet our cash needs over the next 12  months,  although  we believe the line of credit will add to our financial  flexibility.  The interest rate on the  revolving  line of credit is currently  5.5% and that rate is  considerably below the 12% rate we were charged by Mr. Lewis and the 10% to 12% rates we were charged by the other  individual  lenders  before we repaid these loans from the revolving  line of  credit  in March  2004.  These  payoffs  will  result in net annualized  interest  expense savings of $.3 million for future periods assuming the debt level and interest rate remain constant, which may not be the case.

As part of our  expansion  strategy,  we plan to spend  significant  amounts  on slotting and consumer  marketing over the next year. It is anticipated that this spending will have a correlation to increased sales and generation of cash.

From time to time,  we may  evaluate  potential  acquisitions  of  complementary companies  or brands in the  ordinary  course of  business.  We have no  current plans, agreements,  commitments or understandings, and are not currently engaged in negotiations  concerning any such transaction.  Any such acquisition would be made using our stock or by incurring or assuming  debt as proceeds  from the IPO are not sufficient for this purpose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company were prepared in conformity with accounting  principles generally accepted in the United States.  Certain of our accounting policies, including the estimated lives of our depreciable assets and the  evaluation  of assets for  impairment,  require that  management  apply significant  judgment  in  defining  the  appropriate  assumptions  integral  to financial  estimates.  Judgments  are based on historical  experience,  terms of existing  arrangements,  industry trends and information  available from outside sources, as appropriate.  However, by their nature,  judgments are subject to an inherent degree of uncertainty and, therefore,  actual results could differ from our  estimates.  As of and for the  years  ended  December  31,  2003 and  2002, management  does not  believe  there are any highly  uncertain  matters or other underlying  assumptions  that  would  have a  material  effect on the  financial position or results of operations of  Centennial if actual  results  differ from our estimates.  We believe the following critical accounting policies affect our more  significant  judgments  and  estimates  used  in  the  preparation  of our consolidated financial statements.

Revenue recognition

We generate  revenues from sales of our products to grocery chains,  superstores and club stores,  as well as wholesalers  that sell in turn to these  customers.
Sales represent gross revenues less estimated returns. Revenues from the sale of our products to our  customers are  recognized  at the time of shipment.  When a food broker assists in the sale of products to grocery chains,  superstores,  or club  stores,  the food broker does not take title to our  products and shipment takes place only as directed by the customer. Wholesalers take title to products they  purchase  and  direct  us  when  to  make  shipment.  Most  retailers  and wholesalers  have the right to return  products to us that are  damaged,  beyond their shelf life or are discontinued.  Such returns equaled 1.1% of net sales in
2003 and 1.3% of net sales in 2002.  Management  monitors  returns  on a regular basis and as we implement our sales  initiatives,  we may increase our estimates for damaged,  expired  shelf life or  discontinued  products  subject to return.
Although we have legal rights to deny our retailers the right to return products that are  salable,  as a practical  matter we could be forced to accept  returns from retailers that insisted on returning products to us.

We have the right to return any spoiled or  contaminated  products to  Hoopeston for credit. These returns have been immaterial in the past.

Food manufacturers,  including us, have historically paid promotional allowances and offered  "billback"  discounts to food service  companies  and  wholesalers.
Billback  discounts are generally offered for monthly or quarterly  purchases of food or beverage products reaching  predetermined  volumes. These allowances and discounts may be permissible if in writing and so long as the food  manufacturer does not engage in  discriminatory  or unfair pricing in violation of applicable antitrust  law.  The  SEC  has  announced  formal  investigations  and  informal inquiries of accounting practices at several national food service companies and wholesalers that are centered on the payment of, and accounting  treatment given to, promotional allowances and billback discounts. We estimate that less than 5%
of our 2003 sales were  accounted  for by shipments  to food service  companies.
Shipments to wholesalers in 2003 accounted for  approximately  20% of our sales.
We are not  currently  aware of any  regulatory  inquiry  involving  promotional allowances  or  billback  discounts  offered by us to our  limited  base of food service  customers or  wholesalers  and we believe  promotional  allowances  and billback discounts we have paid in the past conformed to applicable law. We have paid  promotional  allowances,  as well as slotting  allowances  to secure shelf space in grocery stores, and have offered billback discounts to customers in the past.  We  expect  to offer  such  allowances  and  discounts  in the  future to customers that  customarily  seek such  allowances  and  discounts,  in a manner
consistent  with  applicable   antitrust  and  other  laws.  These   promotional
allowances,  billback discounts and slotting fees are netted against revenues in the period incurred.

In November  2001,  the Emerging  Issues Task Force,  or EITF,  of the Financial
Accounting  Standards  Board issued EITF 01-09,  "Accounting  for  Consideration
Given  by a  Vendor  to  a  Customer  (Including  a  Reseller  of  the  Vendor's
Products)," codifying certain other previously issued EITF pronouncements.  This pronouncement  requires  that  discounts  such  as  off-invoice  promotions  and coupons, and amounts paid to retailers to advertise a company's products such as fixed trade  promotions,  be recorded as a reduction of sales.  We are recording our off-invoice  promotions and fixed trade promotions amounts as a reduction of sales in accordance  with the EITF.  EITF 01-09 neither  prevents nor allows for capitalization of slotting fees. Slotting fees are paid to obtain shelf space in retail  locations and such fees are netted against revenue as they are incurred.
Slotting fees that were netted  totaled  approximately  $.02 million in 2003 and
$.19 million in 2002. We expect these fees to increase materially in fiscal 2004 as we expand our planned sales efforts.

The EITF has reached a consensus  with respect to Issue No.  00-14,  "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise.  The consensus  included a conclusion  that the value of such sales incentives  that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing  expense.  We have classified  current and prior period coupon expense as a reduction of sales and include free  merchandise  in cost of goods sold as required by the new EITF consensus.

Accounts Receivable

We assess the  recoverability  of trade accounts  receivable  based on estimated losses resulting from the inability of customers to make required payments.  Our estimates are based on the aging of accounts  receivable balances and historical write-off experience, net of recoveries. We review trade accounts receivable for
recoverability   regularly  and  whenever  events  or  circumstances,   such  as
deterioration in the financial condition of a customer, indicate that additional allowances might be required.  Since 2003, we have not had to write-off material accounts receivable, although this is subject to change.

Inventories and related  allowance for  slow-moving,  excess,  discontinued  and shelf life expired inventory

Inventories are stated at the lower of cost, on a first-in,  first-out basis, or
market  value  and  are  reduced  by  an  allowance  for  slow-moving,   excess,
discontinued and shelf life expired inventories. Our estimate for such allowance is based on our management's review of inventories on hand compared to estimated future usage and demand for our products.  If actual future usage and demand for our  products  are  less  favorable  than  those  projected  by our  management, inventory  write-downs  may be required.  We closely  monitor our  inventory and related shelf lives and have  historically  rarely  experienced  occurrences  of obsolete inventory or returns of products that have exceeded their shelf life.

Long-Lived Assets

The Company  depreciates  long-lived  assets  principally  by the  straight-line method over the  estimated  useful  lives of these  assets.  Estimates of useful lives are based on the nature of the underlying  assets as well as the Company's experience with similar assets. Estimates of useful lives can differ from actual useful  lives  due  to the  inherent  uncertainty  in  making  these  estimates, particularly  in the  Company's  significant  long-lived  assets  such  as  land improvements,  buildings and equipment.  Factors such as the conditions in which the assets are used,  availability of capital to replace assets and frequency of maintenance can influence the useful lives of these assets. The Company incurred depreciation expense of approximately $.2 million in fiscal years 2003 and 2002.

The  Company  reviews  long-lived  assets  to be held and  used  for  impairment whenever  events or changes in  circumstances  indicate that the carrying amount may not be  recoverable.  If an evaluation of  recoverability  is required,  the estimated  total  undiscounted  future cash flows directly  associated  with the asset is compared to the asset's carrying amount.  If this comparison  indicates that there is an  impairment,  the amount of the  impairment  is  calculated  by comparing the carrying value to discounted  expected  future cash flows expected to result from the use of the asset and its eventual  disposition  or comparable market values, depending on the nature of the asset.

Accounting for Goodwill and Other Intangible Assets

In June  2001,  the  Financial  Accounting  Standards  Board,  or  FASB,  issued
Statement of Financial  Accounting Standards No. 142, or SFAS No. 142, "Goodwill
and  Other  Intangible   Assets."  This   pronouncement   continues  to  require
recognition  of  goodwill  and  other  unidentifiable   intangible  assets  with
indeterminate  lives as long-term assets,  but requires such assets to be tested for impairment  using a fair  value-based  approach.  Our ownership  interest in
Stokes  Ellis Foods has been  reflected at the cost basis of Stokes Ellis Foods, which included goodwill,  and does not reflect any adjustment to record the fair value of the assets. We are obligated to evaluate the carrying value of goodwill for impairment in future periods in accordance with SFAS No. 142. The assessment of  impairment  is based on the  estimated  undiscounted  future cash flows from operating  activities  compared  with the carrying  value of the assets.  If the undiscounted  future cash flows are less than the carrying  value,  a write-down will be recorded,  measured by the amount of the difference between the carrying value and the fair  value of the  asset.  We have  determined  that there was no impairment necessary as of December 31, 2003.

Accruals for estimated liabilities

Accruals for estimated  liabilities resulting from the normal course of business will be recorded in the period in which the  liability  arises.  The adequacy of these accruals will be evaluated  periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations.

Research and development

Research and development expenses include costs associated with the formulation, development,  and  testing  of our  Stokes  and  Ellis  products.  Research  and development costs are expensed as incurred and included in selling,  general and administrative expenses. New product development costs were $0 in 2003 and 2002.

Income taxes

Stokes  Ellis  Foods and  Centennial  previously  elected  for federal and state income tax purposes to be treated as S corporations  under the Internal  Revenue
Code and  comparable  state tax  laws.  The  completion  of the IPO  caused  the automatic conversion of Centennial from an S corporation to a C corporation. Any
S corporation income tax benefits of Stokes Ellis Foods, Inc. will accrue to the pre-IPO stockholders and does not belong to us.

Deferred  income  taxes are  recognized  for the income tax effect of  temporary differences  between  financial  statement  carrying  amounts and the income tax bases of assets and  liabilities.  The Company  regularly  reviews its  deferred income tax assets to determine  whether future taxable income will be sufficient to realize the benefits of these assets.  A valuation  allowance is provided for deferred  income  tax assets for which it is deemed  more  likely  than not that future  taxable  income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is  considered  realizable  could,  however,  be adjusted if estimates of future taxable income are adjusted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 148 "Accounting for Stock-Based  Compensation  -Transition and  Disclosure."
This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to
provide alternative methods of transition for an entity that voluntarily changes to the  fair  value  method  of  accounting  for  stock-based  compensation.  In addition,  SFAS 148 amends the disclosure  provision of SFAS 123 to require more prominent  disclosure  about  the  effects  of  an  entity's  accounting  policy decisions  with respect to  stock-based  employee  compensation  on reported net income.  The effective  date for this  Statement is for fiscal years ended after
December 15, 2002. The adoption of this statement had no material  effect on the
Company's consolidated financial statements.

In  January   2003,   the  FASB  issued   Interpretation   No.  46  ("FIN  46"),
"Consolidation of Variable Interest Entities--an  Interpretation of ARB No. 51."
This interpretation  addresses consolidation by business enterprises of entities in which  equity  investors  do not have the  characteristics  of a  controlling financial  interest or do not have  sufficient  equity at risk for the entity to finance its activities  without additional  subordinated  financial support from other parties.  Variable  interest  entities are required to be  consolidated by their primary  beneficiaries  if they do not  effectively  disperse  risks among parties involved.  The primary  beneficiary of a variable interest entity is the party that  absorbs a majority of the  entity's  expected  losses and receives a majority of its expected  residual returns.  The  consolidation  requirements of this  interpretation  apply  immediately to variable  interest  entities created after  January 31, 2003 and apply to existing  entities in the first fiscal year or  interim  period  beginning  after  June 15,  2003.  Certain  new  disclosure requirements apply to all financial statements issued after January 31, 2003. In
December 2003, the FASB issued a revised version of FIN 46 "FIN46R". Among other things,  the revision  clarifies the definition of a variable  interest  entity, exempts most  entities that are  businesses  from the scope of FIN 46 and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special purpose entities and
March 15, 2004 for all other types of entities.  The Company does not expect the adoption  of this  interpretation  to have a  material  impact on our  financial position or results of operations.

In April  2003,  the FASB issued  SFAS No.  149,  "Amendment  of SFAS No. 133 on
Derivative  Instruments  and  Hedging  Activities."  SFAS  No.  149  amends  and clarifies  accounting for derivative  instruments,  including certain derivative instruments  embedded in other contracts,  and for hedging activities under SFAS
No.  133.  Adoption  of SFAS  No.  149 did not  have a  material  impact  on the
Company's consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of Both Liabilities and Equity." SFAS No. 150
establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  Many of these  instruments were previously  classified as temporary equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period  beginning after June 15,
2003.  Adoption of SFAS No. 150 did not have a material  impact on the Company's consolidated financial statements.

MARKET RISK

Our  interest  income is  sensitive  to  changes  in the  general  level of U.S.
interest rates.  Our cash balances are maintained in demand deposit accounts and short-term  instruments.  Due  to the  nature  of  these  instruments,  we  have concluded  that we have no material  market  risk  exposure  due to  fluctuating interest rates. Our senior revolving credit facility  provides for variable rate interest that could be adversely affected by an increase in interest rates.

We may also encounter market risks arising from fluctuations in commodity prices and fuel costs. We do not currently utilize hedging,  swap,  derivative or other instruments to mitigate these market risks. Changes in commodity prices have the greatest  potential to materially impact our business.  Although Hoopeston seeks to buy commodities and ingredients from a number of domestic suppliers,  adverse weather or poor  harvests  in one  region of the  country  often  have  material impacts on commodities  prices  elsewhere.  As a result,  we expect that we will continue to  encounter  material  market  risks from  changes in  commodity  and ingredient  prices.  We may seek to manage  this risk in the future by  entering into  futures  contracts  but  believe  that  our  sales  volume  must  increase significantly before we will be able to use futures contracts effectively, if at all. In  addition,  some types of  commodities  may be  available  from  limited sources or collectively  account for a small portion of our product ingredients, meaning that we cannot  cost-effectively  mitigate the risk of price changes for these  ingredients.  Because  delivery  costs are a  significant  expense to us, fluctuations in fuel prices may materially  impact our business.  If diesel fuel costs remain at current high levels or continue to rise, common carriers used by us may increase freight rates or impose fuel  surcharges,  either of which would increase our delivery cost, perhaps substantially. As a practical matter, it may be difficult or impossible for us to recover these costs through price increases or surcharges passed along to our customers.

We do  not  have  transactions,  arrangements  or  relationships  with  "special purpose"  entities  and do not  have any  off-balance  sheet  debt.  We have not guaranteed any financial obligations of third parties.

Seasonality and Inflation

Our  operations   exhibit  some  seasonality  as  sales  generally  increase  in promotional periods and may decrease slightly in post-promotional periods. We do not believe that inflation has had a material  impact on our financial  position or results of  operations.  Our quarterly  results of  operations  may fluctuate during a fiscal  year or from  year to year as a  result  of any of the  factors described under "Forward-Looking Statements."

OTHER MATTERS

Dependence on Material Customers and Suppliers

Our business  depends on a limited  number of material  customers and suppliers.
The loss of a material  customer  would have a  material  adverse  impact on our operating results.  Our customers can generally stop purchasing products from us at  any  time  and  on  minimal  or no  notice.  Likewise,  Hoopeston  purchases ingredients  from suppliers  using purchase  orders and neither we nor Hoopeston have any long-term  arrangements with suppliers.  Our production  agreement with
Hoopeston extends for a period of five years that is automatically  extended for one  additional  year as a year passes.  Hoopeston may terminate the  production agreement on written  notice,  as we are also permitted to do, in the event of a breach continuing after written notice that is not cured or waived.

In the year ended December 31, 2003, we derived  approximately  67% of our sales from four customers,  Kroger, Safeway,  Wal-Mart/Sam's Club and Albertson's.  We
expect  that each of these  customers  will  account for in excess of 10% of our sales  during  the  year  ended  December  31,  2004.  The  loss of any of these customers  would have a significant  negative impact on our business and results of operations.

Hoopeston depends on a limited number of significant suppliers.  These suppliers
are  generally  growers  or  their   representatives   who  supply  produce  and
commodities to make our products.  We believe that  alternate  sources of supply are available if a  relationship  with one of these  suppliers  was  terminated.
Supply disruptions could adversely impact our results of operations if alternate sources  of  supply  are  unavailable  on  short  notice,  if at all.  Hoopeston purchases  cans and labels for our products from two suppliers for each of these products and we believe that alternate sources of supply for these materials can be located on relatively short notice.

Hoopeston  currently  relies on two suppliers for purchases of green chiles used in our  products.  Although  Hoopeston  has not  experienced  any  difficulty in obtaining  green chiles from these  suppliers,  a sustained  interruption in the supply of green chiles for any reason would seriously harm our business. Neither we nor Hoopeston has long-term  contracts with these suppliers,  so the price of green chiles sold to Hoopeston  for use in our products may increase at any time or the  quantity  of green  chiles  supplied  could be  curtailed  at any  time.
Difficulties  in obtaining  green chiles or the  imposition  of import quotas on agricultural  products  generally  or green  chiles  in  particular  could  also materially  harm  our  business  or  increase  the  production  costs  we pay to
Hoopeston.

Related Party Transactions

During 2003 and 2002,  we  received  advances  from James E. Lewis that  totaled
$.235  million.  In addition,  during 2003 and 2002,  we received  advances from individuals  of $.2 million,  of which $.12 million was repaid  during 2002.  We used the  proceeds of these  advances to fund our working  capital  requirements since we had no senior  revolving credit facility at that time. A portion of the advances was secured by a lien on our accounts  receivable  and  equipment.  The notes bore interest at rates ranging from 10% to 12% per annum. The due dates of these notes were extended to various  dates from  December 2003 through  January
2005. In March 2004, we repaid the advances from Mr. Lewis and the other lenders using the proceeds of the senior revolving  credit  facility.  The advances from
Mr. Lewis and the nine individual  lenders were not repaid using proceeds of the
IPO.

When we agreed to acquire Stokes Ellis Foods from Mr. and Mrs. Lewis,  Mr. Lewis was our largest common stockholder.  The Lewises were also the sole stockholders of Stokes Ellis Foods. We issued the Lewises  preferred stock with a liquidation preference  of $10.0  million when we acquired  Stokes Ellis Foods.  The Lewises were paid no cash  consideration when we purchased Stokes Ellis Foods. Mr. Lewis owns  approximately  42% of our common  stock and together  with Mrs.  Lewis has voting  control  of  approximately  58.2% of our  capital  stock.  Consequently, conflicts of interest may arise in the future  between us and the Lewises.  Such conflicts  may not be resolved in a manner that is  favorable to us. None of our board  members were  independent  at the time we agreed to acquire  Stokes Ellis
Foods  because each of these board  members were also officers who then received salaries  paid by Stokes Ellis Foods  through a management  company owned by Mr.
Nieder.  Therefore,  the  shares of  preferred  stock  issued to the  Lewises to acquire Stokes Ellis Foods were not determined by arm's length negotiations.

Our executive  officers,  Jeffrey R. Nieder,  Robert A.  Beckwith,  Jr., and our
controlling  stockholder,  James E. Lewis,  were  involved in our  founding  and organization  and may be considered our promoters.  Following our inception,  we issued  425,000  shares  to Mr.  Nieder,  350,000  shares  to Mr.  Beckwith  and
2,100,000 shares to Mr. Lewis. The purchase price for these shares was a nominal amount.

We  have  entered  into  employment  and  indemnification  agreements  with  our executive  officers.  The merger  agreement with Stokes Ellis Foods provides the
Lewises with  indemnification  rights similar to those that are contained in the indemnification agreements with our executive officers.

                           FORWARD-LOOKING STATEMENTS

Certain  statements  included  in  "Management's   Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations,"   including  "  -  Critical
Accounting  Policies  and  Estimates,"  " - Results of  Operations,"  " - Recent
Accounting Pronouncements," and "Liquidity and Capital Resources," and elsewhere in this  report,  including  certain  statements  set forth  under the  captions
"Business - Industry,"  "Business -  Regulation,"  and "Market for  Registrant's
Common Equity and Related Shareholder Matters" are "forward-looking  statements"
within the meaning of the Securities Act of 1933 and the Securities Exchange Act
of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the
"Reform Act"). Forward-looking statements include Centennial's expectations with respect to  industry  growth  trends,  effect of  changes in the retail  grocery industry on our sales, use of estimates for revenue recognition, other estimates used for  accounting  purposes,  corporate  cost  structure,  our entry into new markets, our ability to obtain new grocery,  superstore and club store customers and expanding our sales to existing and new customers, our ability to secure and
keep  shelf  space  allocated  to  our  products,   the  impact  of  operational
difficulties  experienced  by  Hoopeston  and related  increases in our costs of production,  effect of adoption  of recent  accounting  pronouncements,  overall operating results and the availability of capital.

Forward-looking    statements   are   not   statements   of   historical   fact.
Forward-looking  statements involve risks,  uncertainties and other factors that may cause our or our industry's actual results, levels of activity,  performance or  achievements to be materially  different from any future results,  levels of
activity,   performance   or   achievements   expressed   or  implied  by  these
forward-looking  statements.  You can  identify  forward-looking  statements  by terminology such as "may," "should,"  "project,"  "would,"  "could,"  "believe,"
"expect," "anticipate," "estimate," "intend," "plan," "continue" or the negative of these terms or other comparable terms.

Although we believe  that the  statements  we have made are based on  reasonable assumptions, they are based on current information and beliefs and, accordingly,
Centennial  can give no assurance  that its  expectations  will be achieved.  In addition,  these  statements  are  subject to factors  that could  cause  actual results  to  differ  materially  from  those  suggested  by the  forward-looking statements.  These factors include,  but are not limited to, factors  identified below under the  caption  "Factors  That May Affect  Future  Operating  Results,
Financial Condition or Business." All forward-looking statements attributable to us are  expressly  qualified  by the  cautionary  statements  set  forth in such
Factors.  We caution  you not to place  undue  reliance  on our  forward-looking statements.  Except as required by law, we do not intend to update or revise any of our forward-looking statements to conform these statements to actual results.

    FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, FINANCIAL CONDITION OR
                                    BUSINESS

As discussed under the caption "Forward-Looking Statements," Centennial provides the following risk factor  disclosures in connection with its continuing efforts to qualify its written and oral  forward-looking  statements for the safe harbor protection  of the  Reform Act and any other  similar  safe  harbor  provisions.
Important  factors currently known to management that could cause actual results to differ materially from those in forward-looking  statements include,  but are not limited to, the following:

We have only operated  Stokes Canning  Company since November 2003 and if we are not successful in doing so for any reason,  our operating results may suffer and we could incur losses, causing the value of your stock to fall

We were formed in February  2003 and acquired  Stokes  Canning  Company (SCC) in
November 2003 as a result of our merger with Stokes Ellis Foods,  Inc..  Part of our  management  team had no prior  experience  in  operating  SCC and our chief executive  officer has done so only for  approximately two years. Our management team may not be able to work  effectively  together to run SCC or it may take us longer than  anticipated  to implement  our growth plan.  In 2004,  we expect to spend a portion of the proceeds of our IPO to introduce  Stokes and Ellis ethnic
Southwestern  products to new markets.  If our sales do not  increase  enough to offset these  expenses,  our operating  results may fall below  expectations  of investors or we could generate losses.  If so, the price of our common stock may fall.

We may not be able to generate  enough sales of our Stokes and Ellis products to offset  preferred stock  dividends,  our planned increase in marketing costs and general  and  administrative  expenses  and,  if we are  unable  to do  so,  our operating results will suffer and the price of our common stock may fall

Our recent addition of a new chief financial  officer,  as well as the marketing and sales  initiatives we have begun, will  substantially  increase our selling, general and administrative  expenses. We also must pay preferred stock dividends of $.25 million per quarter to our principal stockholders. If we cannot pay such dividends due to a lack of capital or any  restrictions  under the senior credit facility,  the dividends will accumulate until they are paid. Our sales,  market share and  earnings may not rise to the extent  necessary  to offset  dividends, marketing  and sales  expenditures  and  additional  salary  expenses.  Specific factors that might cause us to fail to reach targeted  growth  include,  but are not limited to:

o    market acceptance of our branded products;

o    consumer responsiveness to our advertising and promotions;

o    changes in production efficiencies or costs;

o    fluctuations in raw material costs;

o    changes in distribution or inventory holding costs;

o    competitors' marketing and promotion responses;

o    market conditions affecting the price of our products; and

o    our ability to foster brand loyalty among consumers of ethnic  Southwestern sauces and foods.

If our  sales do not  increase  as we  expect,  we could be  forced  to  curtail selling,  general and administrative  expenses or implement other cost reduction measures.  In this event,  our sales could  decrease and the price of our common stock could fall.

Our growth  strategy  depends in large part on our ability to secure shelf space within stores. To do so, we must pay slotting fees to retailers,  which are fees the retailer gets from food and beverage manufacturers to secure shelf space for products.  We also have to participate in advertising and promotion programs run by the  retailers.  If the costs of slotting  fees,  advertising  and  promotion exceed  budgeted  amounts  or if  sales  at  the  consumer  level  do  not  meet expectations,  we may not be able to achieve our  planned  growth or sustain our financial  performance.  If we were  forced  as a  result  to  raise  additional capital,  we may not be able to obtain such capital when needed or, if obtained, the cost of such  capital may be  significantly  higher than the cost of capital from our existing sources.

We face significant competition in the ethnic Southwestern sauce and food sector of the Mexican food industry,  which could adversely affect our future operating results, financial condition and liquidity and our ability to grow our business

The Mexican food industry is highly  competitive,  with a significant  number of national and regional  manufacturers and distributors.  We compete directly with manufacturers and distributors of ethnic  Southwestern sauces and food products, and compete generally with  manufacturers and distributors of Mexican sauces and food products and other ethnic foods.  Among others,  brands such as Ortega, Old
El Paso, Pace,  Rosarita,  Taco Bell and Hormel offer products that compete with ours.  Some of our competitors  are part of large,  diversified  food companies, which have greater financial  resources,  and a wider range of product offerings than we do. If these larger  competitors choose to introduce products similar to ours at lower prices, our market share in our existing markets could decline and our margins would suffer.  We do not have sufficient  resources to advertise and promote our products on the scale that certain of our larger  competitors use to foster brand  recognition  of their  products.  If we are unable to  effectively promote our brands and  products,  the resulting  lack of consumer  demand could cause our customers to reduce shelf space  allocated to our ethnic  Southwestern products.  Any loss of shelf space could have a significant  negative  impact on our operating  results.  As we enter new markets,  we may encounter  competition from regional manufacturers and distributors not active in our existing markets.
If these competitors use price promotions or advertising  campaigns to stimulate demand for their products, we could be forced to compete using similar programs,
thereby  increasing  our  costs  and  reducing  our  margins.   The  competitive
environment  for our ethnic  Southwestern  products could  adversely  affect our future sales and profits,  financial  condition and liquidity and our ability to grow our business.  We cannot assure you that we will compete effectively in our existing markets or in new markets we enter or seek to enter.

Our  business  will  depend on sales of  ethnic  Southwestern  products  to four retailers that accounted for 67% of Stokes Ellis Foods' sales in 2003, and if we fail to increase the number of  individual  stores that offer our products or if we lose any of these customers, our sales and operating results will decline

Approximately  67% of our 2003 sales were  accounted  for by four grocery  store chains, retail supercenters and club stores within our existing markets.  Direct sales to Kroger, Safeway and Albertson's represented  approximately 27.9%, 12.7%
and 10.4% of 2003 sales, while Wal-Mart/Sam's Club stores accounted for 15.8% of
2003 sales.  We currently  sell to four  Wal-Mart  distribution  regions and one
Costco distribution region.  Because purchasing decisions by these customers are often made at the national and regional  levels with input from the store level, acceptance  of our  products in one region does not assure us of  acceptance  in others,  nor does it assure us that individual  stores will carry all or part of our product line. If we are unsuccessful in gaining entry to other regions or in convincing  individual  stores to carry our  product  line,  our sales  will not increase as anticipated. Retailers continually evaluate the sales performance of products they carry and if sales of our products do not meet  expectations,  one or more of our customers may  discontinue  carrying our product line.  There are approximately  12 national  grocery and club store  chains and a small number of regional chains, which represent  significant target customers for our products.
If we fail to obtain or lose even one of these customers, our sales would suffer and our operating results would be harmed.

We do not have any long-term  agreements with retailers covering the sale of our ethnic Southwestern products and, as a practical matter,  retailers could return products to us at any time, resulting in our sales declining

We have no long-term  agreements with any of our retail customers.  As a result, arrangements with respect to pricing,  shelf space,  cooperative  advertising or special promotions, among other things, are subject to periodic negotiation with each retailer.  Retailers make no binding long-term  commitments to us regarding purchase volumes and make all purchases  through one-time  purchase orders.  Any retailer  could  reduce its overall  purchases of our  products,  the number and variety of our  products  that it carries and the shelf space  allotted  for our products or otherwise materially change the terms of our current relationship at any time. If any of our  retailers  insisted on returning our products to us for any  reason,  we would  likely be forced to accept the  returns  as a  practical matter,  regardless of our legal rights.  Any reduction in purchases or increase in returns could significantly harm our business and operating results.

If sales of our ethic Southwestern products do not meet retailer expectations or if retailers  add a number of new products to their  shelves,  we may lose shelf space for Stokes or Ellis products or lose favorable  shelf  positions that will cause our sales to fall

Retailers  have a finite  amount of shelf space in each of their stores on which food and  beverage  products  are  stocked.  Like all  food  manufacturers,  our products may be removed from store shelves at any time if a retailer  determines that sales of our products are falling short of  expectations.  Food produced by smaller manufacturers such as us is more likely to be removed from store shelves than food produced by bigger  manufacturers,  since larger  companies can afford more expansive promotions and advertising  campaigns.  Ultimately,  however, the decision  about whether to remove or relocate a product will depend on its sales and retail margins,  and how these compare to existing or new food products.  We cannot assure you that our products will continue to compare  favorably in sales and retail  margins to existing or new food  products  that may be introduced in the future.  Also,  retailers can at their  discretion  relocate our products to lower or higher shelf space that may make it more difficult for consumers to see or find our  products.  If we lose shelf  space or our  products  are given less favorable shelf  locations,  our sales may fall and the value of your investment could decline.

Changes in retail distribution  arrangements can result in the temporary loss of retail shelf space and disrupt sales of our Stokes and Ellis products, which can cause our sales to fall

From time to time,  retailers  change  distribution  centers that supply some of their retail stores or change food brokers that are responsible for stocking and maintaining  products in parts of their stores.  If the new distribution  center has not had our products approved for distribution in its region, or if the food broker is not familiar  with our  products,  it can  sometimes  take up to three months  to get the  retailer's  distribution  center to begin  distributing  our products  in a new  region or to get a food  broker to  represent  and stock our products.  For example,  we lost distribution of our products in a store outside metropolitan  Denver  in 2003  when  the  retailer  shifted  the  store to a new distribution region that did not inventory our products. Even though we received approval from the retailer to have our products  distributed  in the new region, our sales  suffered  as a result of the  temporary  loss of shelf  space at that store.  If  we do  not  get  approval  to  have  our  products  offered  in  new distribution  regions or if getting this approval takes longer than we plan for,
our  operating  results  may  suffer.   Likewise,   if  we  cannot  establish  a
relationship with a food broker with  responsibility  for Southwestern  foods in one or a number of stores, or if we temporarily lose shelf space during the time it takes to do so, our sales may decline.

We depend on independent  food brokers to order,  stock and replenish our ethnic
Southwestern  sauces and food products for most of our customers,  and our sales and operating results could be harmed if they fail to do so effectively

Most of our grocery chain  customers rely on distributors  and independent  food brokers to assist in ordering, stocking and reordering our products. If the food brokers we use overestimate  demand for our products,  we may experience  higher rates  of  product  returns  or have to  sell  our  products  at  lower  prices.
Conversely, if food brokers underestimate demand for our products, we may forego sales and our relationships  with retailers carrying our products may suffer. In addition,  if we are  forced  to  order  production  runs on short  notice,  our manufacturing  and delivery  costs would likely  increase and our margins  would fall. Because we have a limited product line, we will generally rely on smaller, specialty  food  brokers  who may not  have the  staffing  and  other  resources available  to  larger  food  brokers.  If  food  brokers  we use do not  provide acceptable  levels of service to retailers  carrying our  products,  we may lose shelf space,  advantageous  shelf  locations,  or customers,  any of which would reduce our sales and harm our operating results.

We depend on Co-Sales Company, our lead food broker, to help us in marketing and selling  our  ethnic  Southwestern  products  to  retailers,  and  if  Co-Sales'
performance  declines  or if we are  forced to change  our lead food  broker for another reason, our sales could fall and our operating results may be harmed

Since 1998, we have used  Co-Sales  Company as our lead food broker to assist us in marketing and selling our food products to retailers  throughout our existing markets.  We have no contract  with  Co-Sales and either of us may terminate our brokerage  relationship  at any time. If Co-Sales'  performance did not meet our expectations  or if Co-Sales  decided to  terminate  its  representation  of our products,  we would in all likelihood look to replace Co-Sales with another lead broker. If doing so took longer than  anticipated,  or if a new lead food broker was not able to  maintain  our  product  distribution  through  existing  retail locations,  sales of our products  could fall,  particularly  if retailers  felt their stores were not being serviced properly.

We rely on Hoopeston to operate the  production  facility we own and as a result can experience cost increases,  financial penalties,  inventory fluctuations and operating  disruptions,  any of which can increase our costs or cause us to lose sales

Since  January  2001,  our  products  have been  produced by  Hoopeston  under a
"co-pack"  agreement,  which obligates Hoopeston to produce and warehouse Stokes and Ellis product lines for an  automatically  renewing period of five years. We rely on Hoopeston to manufacture our products.  Hoopeston  leases the production facility and  equipment  we own to make our products and those of others.  These arrangements subject us to a variety of risks, including:

Our production and ingredient costs are subject to increase

If Hoopeston's  production or ingredient  costs increase  during the agreement's term, the agreement  allows  Hoopeston to pass these  increased  costs on to us.
Agricultural  commodity  prices can  fluctuate  widely due to weather  and other factors.  Any material increase in production or ingredient costs that we cannot recover  through price  increases to our  customers  will reduce our margins and harm our operating results.

We are liable for penalty payments if our production  requirements  fall below a pre-determined level

We agreed to purchase from Hoopeston a minimum of approximately 585,000 cases of our products during each year of our co-pack agreement.  If we fail to do so, we must pay Hoopeston a per-case fee of $.80  multiplied by the difference  between the actual  number of cases  produced and the minimum  number  called for in the agreement. We fell below the minimum production level in 2003 and paid Hoopeston a penalty of  approximately  $16,000 as a result.  If we became obligated to pay this fee in the  future,  it would  have a  significant  negative  impact on our operating results.

Our  operations  would be severely  affected if Hoopeston was prevented  from or ceased  operating  our  facility  for any reason,  and we do not carry  business interruption insurance

If Hoopeston was prevented from operating our production facility as a result of regulatory  or other  actions  taken by third  parties,  or if Hoopeston  ceased operating the facility for any reason,  the resulting  interruption or cessation of production would severely affect our operations. We may not be able to assume operation  of the plant on a timely  basis or  identify  another  third party to operate  the plant if  Hoopeston  failed or was  unable to do so, or the cost of doing  so  could  result  in  an  overall  increase  in  our  production  costs.
Alternatively,  we may not be able to find a third  party  that  would  agree to manufacture our products at their facility.  If our production facility is idled due to causes not attributed to Hoopeston,  our reduced  production volume could trigger our obligation to make payments to Hoopeston for failing to meet minimum production  volumes.  We could  also be forced to sell the  facility  to a third party if we were  unsuccessful  in  operating it  ourselves.  We do not maintain business  interruption  insurance in a material  amount and may not do so in the future.  We believe that a sustained  inability to deliver products would result in the loss of our  customers,  which would harm our  business to a much greater extent than the benefits available under a reasonably priced insurance policy.

The unexpected death of Hoopeston's president may affect Hoopeston's  operations or management team in unforeseeable ways

On July 4, 2003, the president of Hoopeston,  who was a minority  shareholder of
Hoopeston  and who was also  president of Hoopeston  Foods,  died  suddenly of a heart attack. The former president had significant food industry  experience and his loss could have negative implications for Hoopeston's  operations,  although we do not have sufficient  information at this time to definitively  make such a judgment.  The recency of the former president's death also means that Hoopeston has not made, to our knowledge,  any final decisions about changing or adding to its management  team. If Hoopeston  experienced a prolonged period of management turmoil,  or if its operations were less  effectively  managed than in the past, our production  costs could increase or we could  experience  production  delays that could adversely impact availability of our products at the store level.

Our operations and Hoopeston's  production of products for us are subject to FDA and USDA  governmental  regulation  and there is no assurance that we will be in compliance with all regulations

Our operations are subject to extensive regulation by the United States Food and
Drug  Administration,  the United  States  Department of  Agriculture  and other national,  state  and local  authorities.  For  example,  we and  Hoopeston  are currently subject to the Food, Drug and Cosmetic Act and regulations  adopted by the FDA, and  Hoopeston is obligated to make prompt  payment of accounts owed to produce  suppliers in accordance  with the Perishable  Agricultural  Commodities
Act. The FDA's comprehensive regulatory program governs, among other things, the manufacturing,  composition and ingredients, packaging and safety of food. Under this program,  the FDA regulates  manufacturing  practices for foods through its current "good  manufacturing  practices"  regulations and specifies the contents for some foods. Our production plant and Hoopeston's  operation of the plant are subject to periodic  inspection  by  federal,  state and local  authorities.  We believe that we and Hoopeston are in compliance  with currently  applicable laws and  regulations  but we and Hoopeston may not be able to comply with any or all future laws and regulations. Moreover, we do not control Hoopeston. If Hoopeston failed to comply with  applicable laws and  regulations,  the manufacture of our products  could be  interrupted  or delayed and our plant  could be  temporarily closed by regulatory action, any of which could harm our reputation and severely harm our operating results. In addition, failure by us or by Hoopeston to comply with  applicable  laws and  regulations  could  subject  us to  civil  remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions,  which could  materially  harm our business,  financial  condition or operating results.

We could be liable for costs and damages if Hoopeston manufactures  contaminated products that result in product liability claims

While  Hoopeston has  indemnified us for any failure to comply with the terms of the production agreement,  including any failure to comply with applicable laws,
Hoopeston's  production of contaminated  food products could subject us to legal action,  thereby exposing us to substantial  defense costs and damage awards. If
Hoopeston's insurance and financial resources were exceeded by the amount of any damages,  our indemnity rights may be of negligible value.  Although we maintain our own product  liability  insurance in amounts we consider to be  commercially reasonable, our insurance may not be adequate in all events. Any underinsured or uninsured loss experienced by us could harm our business, perhaps significantly.

Because  Hoopeston  produces  and  inventories  food  for us and  other  branded manufacturers,  we must correctly  anticipate demand for particular varieties of our ethnic Southwestern  products,  or our production costs will increase and we may lose sales

Our  agreement  with  Hoopeston  requires  us to  provide a  rolling  multi-week production  plan that is used to establish firm  production  schedules  ahead of actual production.  Following  production,  Hoopeston must inventory canned food for at least a 10 day  incubation  period to allow USDA  inspectors  to test the product for  contamination  or spoilage.  For these reasons,  it is difficult to produce our food products on short notice.  Although Hoopeston can add shifts to
increase  short-term   production,   the  use  of  additional  shifts  increases
production costs that Hoopeston passes through to us and other  manufacturers it serves.  As we  implement  our growth  plan,  we will need to plan ahead for our product  requirements,  inventory  levels and expected  consumer  demand for our different  product  lines.  If  we do  not  do so  successfully  or if  consumer preferences in one market differ  significantly from others, we may be forced to seek short-term  increases in production that will increase our costs and reduce our margins. We may lose sales if we lack inventory of our products when ordered and  production,  incubation and delivery times result in a product being out of stock on a customer's shelves.

We use only one  production  facility and if this  facility were to experience a fire, flood or other calamity, our operations could be substantially harmed

      The plant operated by Hoopeston is the only facility that we currently use to produce our ethnic Southwestern products.  Although we believe other production facilities could manufacture our products, we may not be able to find an alternate facility that could meet our production requirements on short notice.  Even if an alternate facility were found, our production costs would likely increase, particularly if we needed to source products on short notice.  A natural disaster or other event that resulted in the destruction or loss of part or all of the Hoopeston facility could interrupt or stop production, which would significantly harm our business and operations.  We do not have business interruption insurance because we believe that loss of our customers due to production interruptions would harm our business to a much greater extent than the benefits available under a reasonably priced insurance policy.

Our right to  receive  override  payments  from  Hoopeston  may be  affected  if
Hoopeston operates our plant  inefficiently or if Hoopeston exercises its option to purchase the production facility

Our agreements with Hoopeston will entitle us to receive, at least annually,  an override  payment equal to a portion of Hoopeston's  earnings  before  interest, income taxes, depreciation and amortization,  or EBITDA. The override payment is to be calculated  following the end of  Hoopeston's  fiscal year,  which ends on
June 30 of each calendar year. The override  payment for the period through June
2003,  which  was  paid to us in the form of a  $170,000  promissory  note  from
Hoopeston, is distributable to the stockholders of Stokes Ellis Foods as pre-IPO earnings before our merger with Stokes Ellis Foods. If Hoopeston's  EBITDA fails to increase due to:

o    operating  difficulties or disruptions in production,  including the effect of any regulatory action concerning the production facility;

o    loss of other manufacturers' production business;

o    reductions in our production requirements;

o    interruptions in the supply of raw materials;

o    inability to secure new manufacturing customers; or

o    increases in non-recoverable production costs,

then we may never  receive an override  payment.  We do not own Hoopeston and do not make its  production  decisions,  meaning  that we have no control  over the operating decisions that will likely determine the amount, if any, of our future override payment. We cannot assure you that we will receive override payments in future years,  or the amount of any such  payment.  Hoopeston is also allowed to offset against the override  payment any monetary damages it incurs in the event we breach our  production  agreement,  property and equipment  leases,  and some related agreements.  Any such breach that results in the exercise of Hoopeston's offset rights could reduce substantially any override payment we might otherwise be  eligible  to  receive.  Our  rights to  receive  any  override  payment  and
Hoopeston's obligation to continue manufacturing our products may be affected if
Hoopeston decides to exercise its right to purchase our production facility. Our agreements  with  Hoopeston  do not clearly  address the effect on the  override payment  agreement,  the co-pack  agreement or any other  agreement if Hoopeston exercises its option to purchase the production  facility.  If Hoopeston stopped producing our products after purchasing our facility, we would be forced to find another manufacturer for our products.

The loss of a  significant  supplier  of raw  materials  to  Hoopeston,  a price increase or  disruption  in supplies of green chiles,  or other  disruptions  in supplies  of  raw  materials  may  impair  Hoopeston's  ability  to  timely  and cost-effectively make our products

The  principal  ingredients  used to make our products are green  chiles,  beef, pork, chicken, corn, beans, seasonings and packaging material. Hoopeston chooses suppliers of our raw materials and does not have any long-term arrangements with any suppliers of our raw  materials.  In order to ensure  consistency of flavor,
Hoopeston  purchases,  to  the  extent  practicable,  all  of  the  produce  and commodities  needed to produce  our  sauces  and foods from a limited  number of significant  suppliers.  The loss of a significant supplier for any reason could result in delays in production or raw material cost  increases,  either of which could harm our operating results.

Hoopeston currently relies on two suppliers for its purchases of green chiles. A significant  increase in green chile prices or a sustained  interruption  in the supply of green chiles for any reason would seriously harm our business. Neither we nor  Hoopeston  have any  long-term  contracts  with green  chile  suppliers, meaning  that the price of green  chiles sold to us may  increase at any time or that the quantity of green chiles supplied to us could be curtailed at any time.
The volume of green  chiles that  Hoopeston  purchases  for our products is such that it would be difficult  to  effectively  hedge a large  portion of our green chile costs.  Difficulties in obtaining green chiles or the imposition of import quotas on agricultural  products  generally or green chiles in particular  could also materially harm our business or increase our operating costs.

The failure of suppliers  of key  ingredients  to meet our quality  standards or delivery  schedules  could  delay or  hinder  Hoopeston's  manufacturing  of our products. In particular, a sudden scarcity, a substantial price increase, or the unavailability of product  ingredients could harm Hoopeston's ability to produce our sauces and foods on a timely and  cost-effective  basis, and could result in an increase in our production costs.

If Hoopeston's  financial  condition is or were to become unstable or it were to file for protection  under  applicable  bankruptcy laws at some future time, our production  could be  interrupted  and our operating  results could  decline;  a bankruptcy  filing by Hoopeston could make the  enforceability of our agreements uncertain  and allow a trustee to reject or affirm any or all of our  agreements with Hoopeston to our disadvantage

Hoopeston is a  privately-held  company and we are not privy to their  financial statements. If Hoopeston's financial condition is or were to become unstable for any  reason  in the  future  and if it filed  for  protection  under  applicable bankruptcy  laws,  its is  possible  that  all or  part of our  agreements  with
Hoopeston could be rejected by a trustee appointed in any bankruptcy  proceeding or Hoopeston  could cease  operations.  For example,  we could be forced to find another  manufacturer  and our  production  could be  interrupted if the trustee rejected our production agreement with Hoopeston.  Any production  interruptions we experience could negatively affect our operating results.

If a trustee  affirmed  our  exclusive  license  agreement  with  Hoopeston  and rejected our other  agreements,  we might not be able to transfer the production of our products to another  manufacturer without exposing ourselves to potential liability.  As a practical  matter,  if the  exclusive  license  agreement  were affirmed to the  exclusion  of all our other  agreements,  we could be forced to violate the exclusive  license  agreement to meet our  customers'  requirements, which could subject us to damage claims.

If we fail to maintain  and  strengthen  our Stokes and Ellis brands in existing markets or establish these brands in other markets we enter, sales of our ethnic
Southwestern products may decrease

To be successful, we must maintain and strengthen our Stokes and Ellis brands in existing  markets and  establish  our branded  ethnic  Southwestern  products as preferred  choices with consumers and retailers in new markets.  We believe that brand  recognition  will become more important in the future as we implement our growth  strategy  and seek to reach  consumers  through  store  locations in new market areas. If we are unable to establish, strengthen and maintain our brands, the  attractiveness  of  our  ethnic  Southwestern  products  to  consumers  and retailers  may decrease and our  business,  financial  condition  and  operating results could be materially and adversely affected.

We depend on consumers'  purchases of our Southwestern food products and general economic  conditions,  terrorism,  war,  or  other  factors  affecting  consumer spending may harm our operating results

Our  operating  results  depend on consumer  spending,  which is  influenced  by general economic conditions. The strength and profitability of our business will depend on  consumer  demand  for  Mexican  food in  general  and for the  ethnic
Southwestern products we offer. The terrorist attacks of September 11, 2001, and ongoing turmoil in Iraq and threats or occurrences of terrorist  activities both inside  and  outside  the  United  States,  as  well  as the  responses  to such activities,  have had a negative impact on consumer confidence. Our business and sales could be negatively  affected by poor economic  conditions and any related decline in consumer demand for discretionary items such as our products.

We have a limited  product line of  Southwestern  sauces and foods from which we expect  to derive  substantially  all of our  future  sales.  If demand  for our limited  product line fails to develop as we expect or we are not  successful in introducing new Southwestern  sauces and food, our costs could rise and we could
fail  to  generate   sufficient  sales  to  achieve   continued  or  significant
profitability

We derive  substantially  all of our sales from 10 varieties  of Stokes  sauces, chile and bean products and 13 Ellis tamale, chile and bean products.  We expect that these products will account for  substantially all of our sales in the near future, with sauces accounting for an increasing portion of our total sales. The limited  nature of our  product  line makes our future  prospects  difficult  to predict.  This  difficulty  may be compounded as we enter new markets and expand our product advertising and promotions.  If demand for Stokes and Ellis products fails to meet our expectations, the cost of holding our inventory would increase and some of our  products  could be returned  after  their  shelf life  expires, meaning  that we would be forced to  write-off  the  costs of such  products.  A shortfall in demand for our products could harm our ability to remain profitable on an operating basis. In particular,  the failure to sell sufficient quantities of  Stokes  green  chile  sauces  would  have a  disproportionate  impact on our operating margins. Although we expect to introduce a select number of additional ethnic  Southwestern  products  to our  line in the  future,  we are  unable  to currently predict the timing or effect of such introductions on our operations.

A  disruption  of shipping or the  addition of fuel  surcharges  could cause our operating costs to increase and our margins to decline significantly

We rely on common  carriers  to ship  virtually  all of our ethnic  Southwestern products to our  customers  and to secondary  distribution  facilities we use in
Phoenix,  Arizona and Salt Lake City,  Utah.  These  common  carriers  also ship ingredients, raw materials, cans and labels to Hoopeston from its suppliers. Any disruption or slowdown in deliveries  of our products,  ingredients  or supplies caused by labor  strikes,  other labor  disputes,  weather  conditions  or other causes could  significantly  harm our business.  Recent  increases in diesel and other  energy costs have led some common  carriers to propose or implement  fuel surcharges  on some longer  delivery  routes.  If fuel costs remain at currently high  levels or rise,  and more  common  carriers  implement  or  increase  fuel charges, our operating costs may increase and our margins may suffer.

Recent  allegations  of  improper   invoicing  of  promotional   allowances  and
"billback"   discounts  by  food  service  companies  and  wholesalers  to  food manufacturers  may result in greater  regulatory  scrutiny  of, or legal  action against,  some of our  existing  or  prospective  customers,  which could have a negative impact on sales of our ethnic Southwestern sauces and food products

We and other food  manufacturers  have  historically paid food service companies and  wholesalers  promotional  allowances  and offered  discounts  for  reaching designated  sales volumes for food and beverage  products.  These  discounts are generally  taken when  retailers  pay for food  products,  which is why they are known as "billback" discounts. These allowances and discounts may be permissible if in  writing  and  so  long  as the  food  manufacturer  does  not  engage  in discriminatory  or unfair pricing in violation of applicable  antitrust law. The
Securities  and Exchange  Commission  has announced  formal  investigations  and informal  inquiries of  accounting  practices at several  national  food service companies  and  wholesalers  that are  centered on the payment of, and  improper accounting treatment given to, promotional allowances and billback discounts. We have paid promotional allowances, as well as slotting allowances to secure shelf space in grocery  stores,  and have offered  billback  discounts in the past and expect to do so in the  future.  To our  knowledge,  none of the  allowances  or discounts we have paid has become the subject of a regulatory  inquiry involving our customers.  However,  these  investigations  are at an early stage and it is possible that one or more of our customers could become subject to regulatory or court  proceedings  related to these practices.  If so, sales of our products to any such customers could decrease if their  operations or business are adversely affected by regulatory or court proceedings.

The loss of Jeffrey R. Nieder or Robert A. Beckwith,  Jr.,  could  significantly harm our operations, our relationship with Hoopeston and our marketing efforts

Our ability to maintain our competitive  position is dependent to a large degree on the  efforts and skills of our senior  management  team.  Mr.  Nieder and Mr.
Beckwith  have  both  entered  into  employment  agreements  with us.  We cannot guarantee that these  individuals  will remain  employed with us. If we lose the services of any members of our senior  management team, or if they are unable to devote sufficient attention to our operations, our business may be significantly impaired.  We  cannot  assure  you  that we will be able to  attract  additional qualified senior management  personnel when and if required.  We do not maintain key man life insurance on the lives of our executive officers.

If we acquire other ethnic Southwestern or Mexican food brands or companies that make these  products,  our business could be disrupted,  your ownership could be diluted or our operating results could be harmed

We may  evaluate  opportunities  from  time  to  time to  acquire  other  ethnic
Southwestern or Mexican food brands or companies that produce these foods. We do not currently have any plan,  agreements or  understandings  with respect to any potential  acquisitions  of other  brands or  companies,  and are not  currently engaged in any  negotiations  with respect to any such  transaction.  We may not complete any  acquisitions  in the future,  and any  acquisitions we do complete could disrupt our business.  If we fail to assimilate  successfully any acquired brand or company and the products or personnel of the acquired  operations,  our business may be harmed and our management team could be distracted. The issuance of equity for any  acquisition  could dilute your  ownership and the issuance of debt could increase our interest expense and other acquisition-related costs.

The disclosure or unauthorized use of our confidential trade secrets,  including our recipes and production processes of our ethnic Southwestern products,  would have an adverse  impact on our business by allowing our  competitors  to promote and sell products comparable to ours

Our  products  are made  using  traditional  Southwestern  recipes  and  through production processes that we consider to be trade secrets. It is possible that a
third  party  could  obtain  our  recipes  and  production   processes   through
unauthorized means or could attempt to duplicate our products. In this event, we could lose any competitive advantage we currently possess and our business could be adversely affected.  Centennial has confidentiality clauses in its production and license agreements with Hoopeston, but such clauses may not be sufficient to give us effective protection from unauthorized  disclosure of confidential trade secrets.

Our  principal  stockholder  and his wife will  continue to exert a  controlling influence  on our  decisions  and may  make  decisions  that are not in the best interest of all stockholders

James E. Lewis owns  approximately 42% of our outstanding  common stock, and Mr.
and Mrs. Lewis hold the 2,000,000  shares of our outstanding  Series A preferred stock.  After giving effect to the Lewises'  preferred stock voting rights,  the
Lewises vote approximately 58.2% of our outstanding capital stock at any meeting of our stockholders.  As a practical  matter,  the Lewises will be able to elect the members of our board of directors  and  determine the outcome of all matters submitted  to a vote of our  stockholders.  These  matters  include the power to prevent or cause a change in control of  Centennial.  The Lewises  could seek to change the  composition  of our board of  directors or  management  team through calling a stockholder  meeting. The Lewises' interests may be different from the interests of other stockholders, including with respect to:

o    the   composition  of  our  board  of  directors   and,   through  it,  any
     determination   with  respect  to  our  business  direction  and  policies, including the appointment and removal of officers;

o    any determinations with respect to mergers, other business combinations, or changes in control;

o    our acquisition or disposition of assets;

o    our financing activities; and

o    the payment of dividends on their preferred stock.

The Lewises'  ownership of our capital  stock could  depress the market price of our common  stock or delay or prevent a change in  control  of  Centennial.  The
Lewises are not prohibited from selling a controlling  interest in us to a third party and can do so without  requiring a buyer to acquire the common  stock sold in our IPO.  The Lewises may also sell all or a portion of the  preferred  stock they hold without our consent.

Our stock  price may be  highly  volatile  due to  factors  that have  little or nothing to do with our performance

The trading price of Centennial's  common stock may be volatile.  The market for our common stock may experience  significant  price and volume  fluctuations  in response  to a number  of  factors  including  actual or  anticipated  quarterly variations in operating  results,  changes in expectations  of future  financial performance, our success or inability to obtain analyst research coverage of our stock,  changes in estimates of any securities  analysts who begin to follow our stock,  market  penetration we achieve in existing and new markets,  competitive developments among our retailer customers,  effectiveness of our advertising and promotion activities,  changes in consumer tastes,  introduction of new products or promotions  of existing  products that are  competitive  to ours,  regulatory action concerning  Hoopeston,  our production plant, or our products,  and other factors, many of which are beyond our control.  Furthermore, the stock market in general  and the  market for small  capitalization  stocks in  particular,  have experienced  extreme  volatility  that often has been unrelated to the operating
performance  of  publicly  traded  companies.   These  broad  market  and  small
capitalization  stock fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

Our  indemnification of the Lewises for actions they take in their capacities as our controlling stockholders may cause additional conflicts of interest to arise between us and the  Lewises in the future and could  subject us to  considerable damages and expenses

We have entered into an indemnification agreement with the Lewises under whom we have agreed to indemnify  them to the same extent that we indemnify our officers
and  directors.   The  indemnification  protects  the  Lewises  from  individual liability to us for damages from any action or failure to act unless the conduct amounted to a breach of any fiduciary duty or involved  intentional  misconduct, bad faith,  fraud or a knowing violation of law. The  indemnification  agreement also obligates us to advance expenses of any related proceeding before its final resolution if we have an undertaking  from the Lewises to repay such advances if they are  ultimately  determined  not to be  entitled  to  indemnification.  The indemnity  obligation may in the future create additional  conflicts of interest between us, our  stockholders  and the Lewises,  or may expose us to damages and expenses  that would  otherwise  not be our  obligation.  If these  damages  and expenses  were  substantial,  our  financial  condition  may be harmed,  perhaps significantly.

Substantial amounts of our common stock could be sold in the near future,  which could depress Centennial's stock price

The  3,500,000  shares of our common stock that were issued prior to our initial public  offering are  "restricted  securities"  under the Securities  Act. These shares are eligible  for future sale in the public  market at  prescribed  times pursuant  to Rule  144  under  the  Securities  Act,  or  otherwise.  Sales of a significant  number of these shares of common  stock in the public  market could reduce the market price of our common stock. Our officers, directors and all but one of our  stockholders  entered  into  lock-up  agreements  with the  managing underwriter of our initial  public  offering under which they agreed not to sell any of their shares until after October 29, 2004. Additionally,  Messrs. Nieder,
Beckwith and Lewis agreed not to sell  2,950,000 of their shares for a period of four years from the closing  date of the  offering  other than two and  one-half percent of those shares per quarter,  beginning two years after the closing date of the  offering,  or upon our common  stock  becoming a "covered  security"  as defined  under the  securities  laws.  Sales of shares  held by these  officers, directors  and  stockholders  after  expiration  of the lock-up  agreements  may likewise cause a decline in the market price of our stock.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Centennial Specialty Foods Corporation and Subsidiary
Denver, Colorado

We have  audited  the  accompanying  consolidated  balance  sheet of  Centennial
Specialty Foods  Corporation and its Subsidiary as of December 31, 2003, and the
related consolidated  statements of operations,  changes in stockholders' equity and  cash  flows  for  the  years  ended  December  31,  2003  and  2002.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

We conducted  our audits in  accordance  with the auditing  standards  generally accepted in the United States.  Those standards require that we plan and perform the  audit  to  obtain  reasonable  assurance  about  whether  the  consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Centennial Specialty
Foods Corporation and its Subsidiary as of December 31, 2003, and the results of their  operations and their cash flows for the years ended December 31, 2003 and
2002 in conformity with accounting  principles  generally accepted in the United
States of America.

                                             Ehrhardt Keefe Steiner & Hottman PC

February 27, 2004 (Except for Note 12 for which the date is March 24, 2004)

              CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheet

                                                                     December 31,
                                                                         2003
                                                                    -------------
                              Assets

Current assets
  Cash and cash equivalents                                          $  6,076,479
  Accounts receivable, net of allowance for doubtful accounts of          303,848
   $25,483
  Inventory, net                                                        1,043,540
  Prepaid expenses                                                        186,086
                                                                     ------------
      Total current assets                                              7,609,953
                                                                     ------------

Non-current assets
  Property, plant and equipment, net                                    6,112,215
  Goodwill, net                                                         1,634,079
  Other assets                                                             70,000
  Other long-term receivable                                              170,000
                                                                     ------------
      Total non-current assets                                          7,986,294
                                                                     ------------

Total assets                                                        $  15,596,247
                                                                    =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable - trade                                           $  1,022,268
  Accrued liabilities                                                     556,652
  Accrued dividends payable                                               172,603
  Related party payable                                                   365,394
  Current portion of long-term debt                                       750,250
  Note payable - stockholder                                              908,900
  Income taxes payable                                                     21,482
                                                                     ------------
      Total current liabilities                                         3,797,549

Long-term debt                                                          3,503,454
Deferred tax liability                                                    530,662
                                                                     ------------
      Total long-term liabilities                                       4,034,116
                                                                     ------------
      Total liabilities                                                 7,831,665
                                                                     ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock (liquidation preference $10,000,000), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5
   stated value, 10% dividend                                           2,334,785
  Common stock, $0.0001 par value, 47,000,000 shares authorized,
   5,050,000 shares issued and outstanding                                    505
  Additional paid-in capital                                            5,794,036
  Accumulated deficit                                                    (364,744)
                                                                     ------------
      Total stockholders' equity                                        7,764,582
                                                                     ------------

Total liabilities and stockholders' equity                          $  15,596,247
                                                                    =============

                 See notes to consolidate financial statements.

                      Consolidated Statements of Operations

                                                                For the Years Ended
                                                                   December 31,
                                                             --------------------------
                                                                2003           2002
                                                             ------------   -----------

Net sales                                                    $  5,032,557   $ 5,594,700

Cost of goods sold                                              3,211,905     3,888,249
                                                             ------------   -----------

Gross profit                                                    1,820,652     1,706,451

Selling, general and administrative expenses                    2,106,328     1,475,791
                                                             ------------   -----------

Income (loss) from operations                                    (285,676)      230,660
                                                             ------------   -----------

Other income (expense)
  Interest expense                                               (463,301)     (555,496)
  Rent income                                                     804,323       634,323
                                                             ------------   -----------
      Total other income                                          341,022        78,827
                                                             ------------   -----------

Income before income taxes                                         55,346       309,487
                                                             ------------   -----------

  Income tax expense - current                                    (21,482)           -
  Income tax benefit - deferred                                     4,171            -
  Income tax expense - proforma                                        -       (114,500)
                                                             ------------   -----------
      Total income tax expense                                    (17,311)     (114,500)
                                                             ------------   -----------

Net income                                                   $     38,035   $   194,987
                                                             ============   ===========

Net income before preferred stock dividend                   $     38,035   $   194,987

Preferred stock dividend                                         (172,603)           -
                                                             ------------   ----------

Net income (loss) available to common
 shareholders                                                    (134,568)      194,987
                                                             ============   ===========

Basic and diluted net income (loss) per
 common share                                                $      (0.04)  $      0.09
                                                             ============   ===========

Basic and diluted weighted average common
 shares outstanding                                             3,629,452     2,100,000
                                                             ============   ===========

                 See notes to consolidated financial statements.

              CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity
                 for the Years Ended December 31, 2003 and 2002

                     Preferred Stock           Common Stock         Additional                         Total
                   --------------------    --------------------      Paid-in-       Accumulated    Stockholders'
                   Shares      Amount      Shares       Amount       Capital          Deficit         Equity
                   -------   ----------    -------   ----------    ------------    -------------   -------------
                   (000)                    (000)

Balance -
December 31, 2001                            2,100   $      210    $  5,134,083    $  (2,438,734)  $   2,695,559

Net income              -           -           -            -               -           309,487         309,487
                   -------   ----------    -------   ----------    ------------    -------------   -------------

Balance -
December 31, 2002       -           -        2,100          210       5,134,083       (2,129,247)      3,005,046

Issuance of
 common stock in
 Centennial
 Specialty Foods
 Corporation                                 1,400          140                                 140

Acquisition of
 Stokes, net of
 deferred taxes
 of $670,051         2,000   2,334,785                               (5,134,083)       2,129,247        (670,051)

Distribution of
 pre-acquisition
 earnings of
 Stokes net of
 tax effect of
 $135,218                                                                              (230,176)        (230,176)

Net proceeds
 from Initial
 public offering                             1,550          155       5,794,026                        5,794,181

Sale of common
 stock warrants                                                              10                               10

Preferred stock
 dividends                                                                              (172,603)       (172,603)

Net income              -            -          -            -               -            38,035          38,035
                   -------   ----------    -------   ----------    ------------    -------------   -------------

Balance -
 December 31,
 2003                2,000   $2,334,785      5,050   $      505    $  5,794,036    $    (364,744)  $   7,764,582
                   =======   ==========    =======   ==========    ============    =============   =============

                See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                  December 31,
                                                             -----------------------
                                                               2003          2002
                                                             ----------   ----------
Cash flows from operating activities
  Net income                                                 $   38,035   $  309,487
                                                             ----------   ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation                                                 231,813      235,840
   Deferred income taxes                                         (4,171)           -
   Rent income                                                 (170,000)           -
   Changes in assets and liabilities
     Accounts receivable                                          3,536       77,990
     Inventory                                                  (12,383)     250,389
     Prepaid expenses                                          (116,935)     (20,344)
     Accounts payable - trade                                   118,910     (763,187)
     Accrued liabilities                                        (68,183)      38,179
        Income taxes payable                                     21,482           -
                                                             ----------   ---------
                                                                (53,573)    (181,133)
                                                             -----------  ----------
      Net cash provided by operating activities                  42,104      128,354
                                                             ----------   ----------

Cash flows from investing activities
  Purchase of property, plant and equipment                     (33,200)          -
                                                             -----------  ----------
      Net cash used in investing activities                     (33,200)          -
                                                             -----------  ----------

Cash flows from financing activities
  Proceeds from long-term debt                                       -       200,000
  Payments on long-term debt                                   (116,301)    (169,139)
  Proceeds from note payable - stockholder                       35,000      200,000
  Payments on note payable - stockholder                             -      (198,609)
  Payment of financing costs                                    (25,000)          -
  Net proceeds from the issuance of stock                     5,794,331           -
                                                             ----------   ----------
      Net cash provided by financing activities               5,688,030       32,252
                                                             ----------   ----------

Net increase in cash                                          5,696,934      160,606

Cash and cash equivalents - beginning of year                   379,545      218,939
                                                             ----------   ----------

Cash and cash equivalents - end of year                      $6,076,479   $  379,545
                                                             ==========   ==========

Supplemental Disclosure of Cash Flow Information:

Interest Paid                                                $  387,786   $  431,160
                                                             ==========   ==========

Supplemental Disclosure of Non-Cash Activities:

Recognition of deferred tax liability associated
with the purchase of Stokes Ellis Foods, Inc. with
Preferred Stock                                              $  534,833   $       -
                                                             ==========   =========
Accrual of financing costs                                   $   45,000   $       -
                                                             ==========   =========
Accrual of pre-acquisition Stokes earnings
distribution                                                 $  365,394   $       -
                                                             ==========   =========
Accrual of preferred stock dividends                         $  172,603   $       -
                                                             ==========   =========

                See notes to consolidated financial statements.

              CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Centennial  Specialty Foods  Corporation  (Centennial) is a holding company that was  incorporated  in February  2003 for the purpose of  acquiring  Stokes Ellis
Foods, Inc. and its wholly owned subsidiary Stokes Canning Company (collectively
Stokes).  Effective October 29, 2003, Centennial acquired Stokes concurrent with
its  initial  public  offering.   From  inception   through  October  29,  2003,
Centennial's  activities  consisted of planning the initial  public  offering as well as developing  plans for operations  after the initial public  offering was completed.  Centennial's  costs and expenses  through  October 2003 consisted of salaries to its officers and market research costs, which totaled  approximately
$412,314, as well as the costs associated with the offering totaling $1,955,819.
These costs were paid on behalf of Centennial by Stokes and through  proceeds of the public  offering.  The only sources of capital for Centennial  were advances made by Stokes and proceeds from the offering.

Stokes Ellis  Foods,  Inc. was a holding  company  incorporated  in the state of
Delaware  during  August  1998,  for the  purpose of  acquiring  Stokes  Canning
Company.  Stokes Ellis Foods, Inc. was formerly known as Lewis Foods, Inc. until it changed its name in May 2003.

Stokes Canning Company is a wholly owned  subsidiary of Centennial  incorporated in 1974 in the state of Colorado  and  markets,  sells and  distributes  branded ethnic  Southwestern canned sauces and food products in the Mexican food segment of  the  domestic  food  industry.  The  products  are  currently  sold  through superstores,  club stores,  and grocery  retailers in select major  metropolitan markets but concentrated in the state of Colorado.  Centennial's  operations are conducted from its facilities located in Denver, Colorado.

Principles of Consolidation
---------------------------

The  accompanying  consolidated  financial  statements  include the  accounts of
Centennial Specialty Foods Corporation, Stokes Ellis Foods, Inc. and subsidiary,
Stokes Canning Company (collectively the Company). All intercompany accounts and transactions have been eliminated in consolidation.

The purchase of Stokes has been accounted for as a  reorganization  of companies under common control in accordance with SFAS 141, in a manner similar to reverse acquisition  accounting.  After  completion  of the  offering  and  issuance  of preferred stock,  the primary  stockholders of Stokes and Centennial have voting control  of  approximately  58.2% of the  outstanding  capital  stock.  For this reason,  Stokes  Ellis Foods and  Centennial  are treated as being under  common control for financial statement reporting purposes. Accordingly, no goodwill has been  recorded  as a result  of this  business  combination.  In  addition,  the
Consolidated  Statements of  Operations,  Consolidated  Statements of Changes in
Stockholders'  Equity  and  Consolidated  Statements  of Cash  Flows  have  been consolidated for the years ended December 31, 2003 and 2002 under the provisions of Interpretation 46.

Cash and Cash Equivalents
-------------------------

The Company continually  monitors its positions with, and the credit quality of, the financial institutions it invests with. As of December 31, 2003, balances of cash maintained at financial  institutions  exceeded the federally insured limit by approximately $76,479. In addition,  cash equivalents consisted of funds in a money market account, which was not, FDIC insured.

Concentrations of Credit Risk
-----------------------------

The Company  grants  credit in the normal course of business to customers in the
United States.  The Company  periodically  performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

The Company had four customers that accounted for 28%, 16%, 13% and 10% of total sales for the year ended  December 31, 2003 and three  customers  that accounted for 27%, 14% and 12% of total sales for the year ended  December  31,  2002.  At
December 31, 2003,  two of these  customers  accounted  for 50% and 11% of total accounts receivable, respectively.

Inventories
-----------

Inventories  consist of canned  food  products  and labels and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property, Plant and Equipment
-----------------------------

Property,  plant and  equipment  are stated at cost.  Depreciation  is  provided utilizing the  straight-line  method over the  estimated  useful lives for owned assets,  ranging  from 5 to 40 years.  Depreciation  expense for the years ended
December 31, 2003 and 2002 was $231,813 and $235,840, respectively.

In January  2001,  the Company  entered into a lease and a co-pack and warehouse agreement with an unrelated  party (Note 9). As part of this lease,  the Company leases nearly all of its property,  plant and equipment under an operating lease to the unrelated  party.  The income from this  transaction  is recorded as rent income.

Goodwill
--------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and, therefore, no longer  amortizes  goodwill.  Goodwill is tested  annually for  impairment in accordance  with  SFAS  No.  142.  The  Company  determined  that  there  was no impairment necessary as of December 31, 2003.

Other Assets
------------

Other assets  consist of loan  commitment  fees and costs  related to the senior revolving  credit line  described in Note 12. Such costs will be amortized  over the term of the credit line beginning in 2004.

Income Taxes
------------

The Company provides for income taxes utilizing the liability method.  Under the liability method,  current income tax expense or benefit represents income taxes expected to be payable or refundable  for the current  period.  Deferred  income taxes are  recognized  for the tax  consequences  in future years of differences between the tax and financial  reporting bases of assets and liabilities and for the  expected  future  tax  benefit  to be  derived  from  tax  credit  and loss carry-forwards.  Valuation  allowances are established  when necessary to reduce deferred tax assets to the amounts more likely than not to be realized in future tax  returns.  Tax rate  changes are  reflected  in the period such  changes are enacted.

Prior to the effective date of the public  offering,  the Company  elected to be treated as an S-corporation for income tax purposes. Accordingly, taxable income and losses of the Company prior to the public offering is reported on the income tax  returns  of  the  Company's  stockholders.  Included  in  the  consolidated statement of operations for 2002, and until the public offering in 2003, are pro forma income tax adjustments computed using the statutory rates in effect, which represent the federal and state tax provisions that would have been required had the Company been taxed as a  C-corporation  for the entire year.  The  Company's effective  statutory rate based on pre-tax income on a proforma basis would have been 37% for the years ended December 31, 2003 and 2002.

After the completion of the transaction outlined in Note 3, the Company will not receive  benefits from Stokes  S-corporation  net operating  loss  carryforwards because such benefits belong to the S-corporation stockholders.

Fair Value of Financial Instruments
-----------------------------------

The  carrying  amounts of financial  instruments  including  cash,  receivables, prepaids,  accounts payable and accrued expenses  approximated  fair value as of
December 31, 2003 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2003 because  interest  rates on these  instruments  approximate market interest rates.

Revenue Recognition
-------------------

The Company  recognizes revenue upon the shipment of canned food products to the customer.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2003 and 2002 was $110,900 and $180,911, respectively.

Slotting fees, Billback discounts and Promotional allowances
------------------------------------------------------------

The Company  pays  slotting  fees to  customers  to obtain shelf space in retail locations. These one-time fees are non-refundable and are netted against revenue in the period incurred.  Slotting fees for the years ended December 31, 2003 and
2002 were $23,817 and $191,019, respectively.

The  Company  offers  billback  discounts  and pays  promotional  allowances  to customers.  These  amounts  are  recorded as a decrease to revenue in the period incurred. Billback discounts for the years ended December 31, 2003 and 2002 were
$75,116 and $155,259,  respectively.  Promotional allowances for the years ended
December 31, 2003 and 2002 were $749,287 and 793,596, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

In accordance  with FAS 128, basic earnings  (loss) per share are computed based upon the weighted average number of common shares outstanding during the period.
Diluted  earnings  (loss) per share  reflects  the  potential  dilution to basic earnings  (loss) per share that could occur upon the  conversion  or exercise of dilutive securities,  options,  warrants or other similar items to common shares using the treasury  stock method based upon the  weighted-average  fair value of the Company's common shares  outstanding  during the period.  As the Company has incurred a loss for the year ended  December 31, 2003,  the Company has excluded the effects of the common shares issuable upon the exercise of warrants or stock options  since  their  effect is  anti-dilutive.  In  addition,  the Company has presented  only basic earnings per share for the year ended December 31, 2002 as it had no dilutive potential common shares outstanding.

Stock Based Compensation
------------------------

The Company has adopted both SFAS 123 "Accounting for Stock-Based Compensation,"
which requires  disclosure of the fair value and other  characteristics of stock options, and SFAS 148 "Accounting for Stock-Based  Compensation - Transition and
Disclosure,"  which requires more prominent  disclosure  about the effects of an entity's  accounting policy decision with respect to stock based compensation on reported net income.  The Company has chosen under the provisions of SFAS 123 to continue  using the  intrinsic-value  method of  accounting  for employee  stock compensation  is  accordance  with  Accounting  Principles  Board  Opinion No 25
"Accounting   for  Stock  Issued  to  Employees"  (APB  25).   Accordingly,   no
compensation cost has been recorded for the stock option plans. Had compensation cost for the Company's  option plan been  determined  based on the fair value at the grant date for awards  consistent  with the  provisions of SFAS No. 123, the
Company's net income,  basic and diluted income per common share would have been changed to the pro forma amounts indicated below:

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                          2003         2002
                                                          ----         ----

Net income available to common shareholders -
as reported                                           $(134,568)     $194,987

Net income (loss) available to common
shareholders - pro forma                              $(271,386)     $194,987

Basic and diluted income (loss) per common
share - as reported                                   $   (0.04)     $   0.09

Basic and diluted income (loss) per common
share - pro forma                                     $   (0.07)     $   0.09

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumption:  Approximate  risk-free rate of 3.18%,  average  expected life of 10 years, dividend yield of 0% and volatility of 33.83%.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2002, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 148 "Accounting for Stock-Based  Compensation  -Transition and  Disclosure."
This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to
provide alternative methods of transition for an entity that voluntarily changes to the  fair  value  method  of  accounting  for  stock-based  compensation.  In addition,  SFAS 148 amends the disclosure  provision of SFAS 123 to require more prominent  disclosure  about  the  effects  of  an  entity's  accounting  policy decisions  with respect to  stock-based  employee  compensation  on reported net income.  The effective  date for this  Statement is for fiscal years ended after
December 15, 2002. The adoption of this statement had no material  effect on the
Company's consolidated financial statements.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Entities"  ("FIN  46"),  which  requires  that  all  primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN
46 is effective  immediately for VIEs created after January 31, 2003 and to VIEs in which an  enterprise  obtains an interest  after that date. It applies in the first  fiscal year or interim  period  beginning  after June 15, 2003 to VIEs in which an enterprise  holds a variable  interest it acquired prior to February 1,
2003. In December  2003,  the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the  interpretation and to defer the effective date of  implementation  for certain  entities.  Under the  guidance of FIN 46R, entities that do not have interests in structures that are commonly  referred to as  special  purpose  entities  are  required  to apply  the  provisions  of the interpretation in financial  statements for periods ending after March 15, 2004.
The Company does not have  interests in special  purpose  entities.  The Company believes  the  adoption  of FIN 46R  will  not  have a  material  impact  on the
Company's consolidated financial statements.

In April  2003,  the FASB issued  SFAS No.  149,  "Amendment  of SFAS No. 133 on
Derivative  Instruments  and  Hedging  Activities."  SFAS  No.  149  amends  and clarifies  accounting for derivative  instruments,  including certain derivative instruments  embedded in other contracts,  and for hedging activities under SFAS
No.  133.  Adoption  of SFAS  No.  149 did not  have a  material  impact  on the
Company's consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of Both Liabilities and Equity." SFAS No. 150
establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  Many of these  instruments were previously  classified as temporary equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period  beginning after June 15,
2003.  Adoption of SFAS No. 150 did not have a material  impact on the Company's consolidated financial statements.

Note 2 - Balance Sheet Disclosures
----------------------------------

Property, plant and equipment consist of the following at December 31, 2003:

Buildings                                $ 5,581,346
Land                                         737,925
Equipment                                    818,682
Vehicles                                       6,389
Fixtures                                     168,556
                                         -----------
                                           7,312,898
Less accumulated depreciation             (1,200,683)
                                         ------------

                                         $ 6,112,215
                                         ===========

Accrued expenses consist of the following at December 31, 2003:

Accrued property taxes                   $   120,637
Accrued interest                             139,947
Accrued selling expenses                     176,000
Accrued other                                120,068
                                         -----------

                                        $    556,652
                                         ===========

Note 3 - Business Acquisition and Goodwill
------------------------------------------

Effective  January 1, 2002,  the Company  adopted SFAS No. 142. As of January 1,
2002, the Company had $1,634,079 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisition of Stokes Canning Company.  The Company completed its impairment test and determined that there is no impact on the Company's  financial position and results of operations, as goodwill is not impaired.  Goodwill will be tested annually and whenever events and  circumstances  occur  indicating that goodwill might be impaired.

Goodwill is summarized as follows at and December 31, 2003:

Goodwill                                                  $ 1,782,710
Less accumulated amortization                                (148,631)
                                                          -----------

                                                          $ 1,634,079
                                                          ===========

Stokes Ellis Foods, Inc. Acquisition
------------------------------------

Centennial,  in  connection  with the closing of its public  offering  effective
October 29,  2003,  acquired  Stokes  Ellis  Foods,  Inc.  and its wholly  owned subsidiary  (Stokes Canning  Company) through the issuance of 2.0 million shares of preferred stock. The preferred stock has a liquidation  value of $5 per share or a total liquidation value of $10,000,000. This $10,000,000 value will only be realized  upon  liquidation  of the Company.  The  preferred  stock is valued at
$2,334,785,  which, for financial reporting purposes, represents the predecessor cost basis  (stockholders'  equity), net of associated deferred tax liability of
Stokes at the time of acquisition.

The purchase of Stokes has been accounted for as a  reorganization  of companies under common control in accordance with SFAS 141, in a manner similar to reverse acquisition  accounting.  After  completion  of the  offering  and  issuance  of preferred stock,  the primary  stockholders of Stokes and Centennial have voting control  of  approximately  58.2% of the  outstanding  capital  stock.  For this reason,  Stokes  Ellis Foods and  Centennial  are treated as being under  common control for financial statement reporting purposes. Accordingly, no goodwill has been  recorded  as a result  of this  business  combination.  In  addition,  the
Consolidated  Statements of  Operations,  Consolidated  Statements of Changes in
Stockholders'  Equity  and  Consolidated  Statements  of Cash  Flows  have  been consolidated for the years ended December 31, 2003 and 2002 under the provisions of Interpretation 46.

Note 4 - Long-Term Debt
-----------------------

Long-term debt consists of the following at December 31, 2003:

Note payable to a bank.                                           $  3,503,454

Notes payable to two individuals.  The notes are due in
 January 2005.  Interest accrues at 8%, collateralized
 by accounts receivable and equipment.                                 335,250

Notes payable to various individuals.  Interest ranging
 from 10% to 12% with principal due in varying amounts
 from December 2003 through August 2004..                              415,000
                                                                  ------------
                                                                     4,253,704
                                                                  ------------
      Less current portion                                            (750,250)
                                                                  -------------

                                                                 $   3,503,454
                                                                 =============

Subsequent to December 31, 2003,  the Company repaid all of the debt shown above through  proceeds from a new long-term  senior  revolving credit line and use of offering  proceeds.  As the existing first mortgage was repaid  concurrent  with obtaining the new facility,  the mortgage debt  outstanding at December 31, 2003 has been  reflected  with a  maturity  date  consistent  with the new  long-term facility (see Note 12).

Maturities of long-term obligations are as follows:

Year Ending December 31,
------------------------
         2004                      $   750,250
         2005                               -
         2006                        3,503,454
                                   -----------

                                  $  4,253,704
                                  ============

Note 5 - Note Payable - Stockholder
-----------------------------------

The Company entered into a note with the controlling  stockholder of the Company with interest at 12%. The note matures  February  2004.  The balance at December
31, 2003 was  $908,900.  The  Company  paid the  stockholder  interest of $0 and
$121,391 for the years ended December 31, 2003 and 2002, respectively. There was
$106,260 of accrued  interest  outstanding on this note as of December 31, 2003.
In March 2004, the Company repaid the stockholder all outstanding  principal and accrued  interest  through  proceeds  from a new senior  revolving  credit  line described in Note 12.

Note 6 - Stockholders' Equity
-----------------------------

Preferred Stock
---------------

As discussed  in Note 3, the Company  issued  2,000,000  of  preferred  stock in connection with the acquisition of Stokes Ellis Foods,  Inc. The preferred stock has a  liquidation  value  of $5 per  share  or a  total  liquidation  value  of
$10,000,000.  This  $10,000,000  value will only be realized upon liquidation of the  Company.  The  preferred  stock  is  convertible  into  common  stock  on a one-for-one  basis.  The preferred  stock is valued at  $2,334,785,  which,  for
financial   reporting   purposes,   represents   the   predecessor   cost  basis
(stockholders' equity) net of associated deferred tax liability of Stokes at the time of acquisition.

Common Stock
------------

During February 2003,  Centennial sold 1,400,000 shares to shareholders  with no previous  ownership  in the  Company.  These  shares  were issued at $0.0001 per share.

Effective October 29, 2003, the Company completed its initial public offering of
1,550,000  common shares at $5 per share for  $7,750,000  gross  proceeds net of issuing costs of $1,955,819.

As  discussed  in  Note 3,  Centennial  acquired  Stokes.  As a  result  of this acquisition,  Stokes  shareholders  own 42% and  vote  approximately  58% of the outstanding  capital stock of  Centennial.  All share and per share amounts have been retroactively restated to reflect the capital structure of Centennial.

Stock Escrow Agreements
------------------------

Upon completion of the public  offering,  officers and directors  placed 200,000 shares of common stock owned by them in an escrow  account under the terms of an agreement with the managing  underwriter and Corporate Stock Transfer,  Inc. The common stock will be released from escrow on the earlier to occur of:

o    the Company's net income after tax exceeding $1.5 million in fiscal 2004;

o    the Company's net income after tax exceeding $4.0 million in fiscal 2005;

o    if the  Company  is  acquired  by, or merged  with,  an entity in which the
     Company's  stockholders  own less than 50% of the entity's equity after the transaction or after which the Company is not the surviving entity;

o    all or  substantially  all of  the  Company's  assets  are  sold  following approval  by a  majority  of the  Company's  stockholders  excluding  votes attributable to the stock in the escrow account; or

o    October 29, 2010.

Note 7 - Stock Options
----------------------

Centennial  issued  an  option  to  purchase  40,000  shares  to each of its two non-employee directors under its 2003 Non-Employee Directors' Stock Option Plan.
On October  29,  2003 and  December  31,  2003,  40,000  options  were issued to directors  at an exercise  price of $5 per share.  The options vest over 4 years with a term of 10 years.  The options have an estimated  total value of $136,818 using the Black-Scholes option-pricing model.

Note 8 - Stock Purchase Warrants
--------------------------------

As part of the initial public  offering,  the managing  underwriter paid $10 for warrants  to purchase  155,000  shares of common  stock at an exercise  price of
$7.00  per  share  for a period of five  years  from the  effective  date of the offering.  These  warrants  may not be  exercised  for at least one year and the warrants and  underlying  shares of common stock will be  restricted  from sale, transfer,  assignment or hypothecation for a period of one year from the date of the offering,  except to the managing underwriter,  other underwriters,  selling group  members and their  officers or partners.  The warrants  have an estimated total value of $132,844.  The fair value of the  warrants is estimated  upon the date of grant using the  Black-Scholes  option-pricing  model with the following weighted  average  assumption:  Approximate  risk-free  rate of  3.18%,  average expected life of 5 years, dividend yield of 0% and volatility of 33.83%.

Note 9 - Commitments and Contingencies
--------------------------------------

Building and Equipment Lease
----------------------------

In January 2001,  the Company  entered into a lease  agreement with an unrelated party to lease the Company's  building and  equipment.  The  unrelated  party is
using  the  building  and  equipment  to  perform   co-packing  and  warehousing
operations for both the Company and other non-related entities.  Under the terms of the lease,  the  Company  is to receive  monthly  payments  of  approximately
$53,000, which includes utilities,  maintenance,  and repairs. The lease expires in January  2006 but has an option to extend up to an  additional  5 years.  The
Company received $634,323 in lease payments for each of the years ended December
31, 2003 and 2002.

Included in the lease is a provision requiring additional rent payments based on the  profitability,  as  defined  in the  agreement,  of the  unrelated  party's
co-packing  and  warehousing  operations.   The  Company  has  recorded  a  note
receivable  of  $170,000  for  additional  rent to be  received  from the lessee related  to the  lessee's  fiscal  year ended  June 30,  2003.  As stated in the
Company's registration statement dated October 29, 2003, this additional rent is payable to the major  stockholder,  as such income was earned by Stokes prior to
the  Company's  acquisition  thereof.   Accordingly,  a  payable  to  the  major
shareholder  of  $170,000  has been  recorded.  For the period from July 1, 2003 through  December 31, 2003,  it is estimated  that the  additional  rent due the
Company is not significant and,  therefore,  no amount is accrued as of December
31, 2003.

Co-Pack and Warehousing Agreement
---------------------------------

In  conjunction  with the above  lease,  the Company  entered into a Co-Pack and
Warehousing  Agreement  with the same  unrelated  party.  Under the terms of the agreement, the unrelated party will produce, package, and warehouse the products the Company sells and  distributes.  As part of the agreement,  the Company must purchase  585,053  12-pack  (15 oz.)  equivalent  cases of product  during  each contract year or pay a shortage fee of $.80 for every 12-pack (15 oz) equivalent case  short.  The  Company  paid a  shortage  fee of $16,841 in 2003 and met the minimum case requirement in 2002. The Company must also pay a $.033 per case fee per month if storage of product  based upon the pack plan exceeds 30 days due to the Company's shipping schedule.  The agreement expires in January 2006, but may be renewed for one additional  year without notice by either party.  The Company paid  $3,121,843  and $3,973,680 for the years ended December 31, 2003 and 2002, respectively, for goods and services under this agreement.

Dependency on Supplier
----------------------

As discussed above, one supplier  manufactures all of the Company's product.  If there were to be an  interruption in the delivery of products from the supplier, the Company would suffer a significant  disruption  to its  operations  that may have a material effect on its financial condition and results of operations.

Purchase Commitments
--------------------

The Company had  outstanding  commitments  for inventory as of December 31, 2003 and 2002 of $926,849 and $245,851, respectively.

Separation
----------

The Company and its former CEO agreed that their  relationship  should  cease in
September  2003. A separation  agreement  was executed in October and called for the  Company to pay  severance  of $87,500 to the  former  CEO.  The  separation agreement contains mutual releases and hold harmless provisions. The Company has outstanding obligations under this agreement of $43,750 at December 31, 2003.

Note 10 - Income Taxes
----------------------

The net  long-term  deferred tax  liability in the  accompanying  balance  sheet includes the following at December 31, 2003:

Long-term deferred tax assets                $   228,552
Long-term deferred tax liability                (759,214)
                                             ------------

Net long-term deferred tax liability        $   (530,662)
                                            =============

Temporary  differences  giving rise to the deferred tax  liability as follows at
December 31, 2003:

Organizational costs                         $   147,471
Other asset                                       81,081
Property and equipment                          (759,214)
                                             ------------

Net long-term deferred tax liability        $   (530,662)
                                            =============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting net income  compared to the income tax expense in the consolidated statements of operations:

                                                     For the years ended
                                                         December 31,
                                                  --------------------------
                                                     2003           2002
                                                     ----           ----

Federal  income  taxes  computed at a statutory
rate                                              $    19,371    $   108,320
State income taxes and other                           (2,060)         6,180
                                                  ------------   -----------
                                                  $    17,311    $   114,500
                                                  ===========    ===========

Note 11 - Related Party Transactions
------------------------------------

A  company  owned by a member  of  senior  management  provided  management  and personnel  services to the Company totaling  $343,500 and $271,500 for the years ended December 31, 2003 and 2002, respectively.  The services were provided on a month-by-month basis to the Company. Subsequent to December 31, 2003, no further services are being provided to the Company under this relationship.

The Company's  principal  shareholder  is a member of a three person  management committee  for the party  that is using the leased  building  and  equipment  to perform  co-packing and  warehousing  operations.  This  committee  approves the party's annual budget for capital expenditures and is responsible for overseeing certain calculations  including monitoring the operating and production expenses used in the  calculations.  There were no  transactions  between  the  Company's principal  shareholder and the party except for the serving on the committee for which the shareholder receives no compensation.

As of December 31, 2003, the Company  recorded a related party payable  totaling
$365,394.  This payable  represents S corporation  earnings prior to October 29,
2003,  which  are  owed to the  major  stockholder  as  described  in the  final prospectus.  Such earnings include  additional rent totaling  $170,000 due under the production facility lease and Stokes operating income totaling $195,394.

Note 12 - Subsequent Events
---------------------------

The Company and its supplier  amended  certain  terms of the existing  Lease and
Lease Override Agreements in March 2004. As part of this amendment,  the Company agreed to receive  payment due from its  supplier  for  additional  rent for the twelve months ended June 30, 2003 in the form of a $170,000 note receivable. The note receivable matures November 1, 2004, but may be extended to April 30, 2006, based upon certain events. Interest does not begin accruing until certain events occur,  after which point the note will accrue interest at 7% payable quarterly.
The  parties  will  continue  to  renegotiate   certain  other  terms  of  their
agreements.  The effect,  if any, of these future  negotiations  on the existing
Lease and Co-Pack and  Warehousing  Agreement  as  disclosed in Note 9 cannot be determined at this time.

Subsequent  to year end, the Company  made a partial  payment of $175,000 to the major  stockholder  associated  with the  related  party  payable in Note 11. In addition,  the Company  assigned  the note  receivable  of $170,000 due from its supplier to the major stockholder.

In March 2004, the Company closed on a $5,000,000  senior revolving credit line.
The revolving  credit line matures December 31, 2006 and accrues interest at the bank's base rate plus 1.5%.  The borrowing  base is limited to the sum of 70% of the value of the production plant, 75% of eligible  accounts  receivable and 50%
of  finished  goods  inventory.  The  facility  calls  for  an  unused  revolver commitment  fee of .5% which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times .5%. The facility is secured by a first mortgage on the production  facility,  a security interest in substantially  all assets of the Company  and an  assignment  of the  co-packing agreement with its supplier. The facility is also subject to certain restrictive covenants.  The Company  used  proceeds  from this  revolver to retire the notes payable to various individuals in Note 4 and the note payable to the stockholder in Note 5. In conjunction  with obtaining the new senior  revolving credit line, the Company retired the existing first mortgage using IPO proceeds, as set forth in the final prospectus dated October 29, 2003.

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

In  February  2003,  we  engaged  Ehrhardt  Keefe  Steiner &  Hottman  PC as our
independent   certified  public  accountants.   Our  financial  statements  were
unaudited  before we engaged  Ehrhardt  Keefe Steiner & Hottman PC. Prior to the board's  decision  to engage  Ehrhardt  Keefe  Steiner & Hottman  PC, we did not consult,  and Stokes Ellis Foods has  represented to us that it did not consult,
Ehrhardt  Keefe  Steiner  &  Hottman  PC  with  respect  to the  application  of accounting principles to a specified transaction,  either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and
(ii) of Regulation S-B.

Item 8A. Controls and Procedures

We maintain  disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange  Commission under the Securities  Exchange Act of
1934, as amended,  is recorded,  processed,  summarized and reported  within the time periods specified by the Commission's rules and forms, and that information is  accumulated  and  communicated  to our  management,  including our principal executive  officer  and  principal  financial  officer  (who we refer to in this periodic  report as our  Certifying  Officers),  as  appropriate to allow timely decisions  regarding required  disclosure.  Our management  evaluated,  with the participation of our Certifying  Officers,  the  effectiveness of our disclosure controls and  procedures as of a date within 90 days prior to the filing of this
Form 10-KSB,  pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal  control  over  financial  reporting  that occurred  during our fiscal quarter ended December 31, 2003 that have materially affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

In connection with the audit of the year ended December 31, 2003,  there were no
"Reportable  Events" within the meaning of Item  304(a)(1)(v) of Regulation S-K.
However,  the  company's  auditors  communicated  to the  Registrant  matters it considered to need improvement in the Registrant's  internal controls related to the  segregation  of  duties  at  December  31,  2003 due to  limited  number of personnel.  Subsequent  to year end the Company  hired  additional  personnel to assume the role of chief  financial  officer  whose  responsibilities  will help alleviate this situation.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information  required to be furnished  pursuant to this item with respect to directors  and  executive  officers  of  Centennial  will be set forth under the captions  "Election of Directors" in our proxy statement (the "Proxy Statement")
to be furnished to stockholders  in connection with the  solicitation of proxies by  Centennial's  Board of  Directors  for use at the  2004  Annual  Meeting  of
Stockholders  to be held in or after June 2004,  and is  incorporated  herein by reference.

The information  required to be furnished  pursuant to this item with respect to compliance  with  Section  16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial  Ownership Reporting  Compliance" in the Proxy
Statement, and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under  the  caption  "Executive  Compensation"  in the Proxy  Statement,  and is
incorporated herein by reference.

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the captions "Voting  Securities,"  "Security Ownership of Management" and
"Equity   Compensation  Plan  Information"  in  the  Proxy  Statement,   and  is
incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption "Certain  Relationships and Related Party Transactions" in the
Proxy Statement, and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report on Form 10-KSB:

      (1) Financial Statements of Centennial Specialty Foods Corporation and Subsidiary:

Independent Auditors' Report
Consolidated Financial Statements
      Consolidated Balance Sheet as of December
        31, 2003
      Consolidated Statements of Operations for
       the Years Ended December 31, 2003 and 2002
      Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
        December 31, 2003 and 2002
      Consolidated Statements of Cash Flows for
       the Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

       (2)  Exhibits:

  Exhibit No.                             Description

         2.1.4*  Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E.
                 Lewis, Janis M. Lewis and Centennial Specialty Foods
                 Corporation.
         2.1.6*  Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes
                 Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial
                 Specialty Foods Corporation.
         2.2*    Statement of Intent to Dissolve for a Limited Liability
                 Company, as filed with the Secretary of State of the State of
                 Colorado on July 30, 2003, of Produce Finance LLC.
         3.1*    Certificate of Incorporation of Centennial Specialty Foods
                 Corporation.
         3.2*    Bylaws of Centennial Specialty Foods Corporation.
         3.3*    Amended and Restated Certificate of Incorporation of
                 Centennial Specialty Foods Corporation, as filed with the
                 Delaware Secretary of State on October 22, 2003.
         3.4#    Certificate of Merger of Stokes Ellis Foods and Centennial
                 Specialty Foods Corporation, as survivor, as filed with the
                 Delaware Secretary of State on November 3, 2003.
         4.1*    Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.
         4.2*    Form of Warrant for the purchase of Common Stock issued to
                 J.P. Turner & Company, L.L.C. on completion of the initial public offering.
         4.3*    Form of Lock-Up Agreement between J.P. Turner & Company,
                 L.L.C. and the officers, directors and 5% or more
                 stockholders of Centennial Specialty Foods Corporation.
        10.1*    Lease Agreement, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.1.1*  Schedules to Lease Agreement.
        10.2*    Equipment Lease, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.2.1*  Schedules to Equipment Lease.
        10.3*    Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4*@   Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4.1*@ Schedules and Exhibits to Co-Pack and Warehousing Agreement.
        10.5*@   Lease Override Agreement, dated January 26, 2001, by and
                 between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6*    EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6.1*@ Schedules to EBITDA Committee Agreement
        10.7#    Amendment Agreement, dated March 15, 2004, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.7.1#  Hoopeston Foods Denver Corp. subordinated note.
        10.7.2#  Subordination, Attornment and Non-Distrubance Agreement between
                 Hoopeston Foods Denver Corp., Stokes Canning Company and
                 Heartland Bank.
        10.8*    Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and J. Michael Miller.
        10.9*+   Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Jeffrey R. Nieder.
        10.10*+  Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Robert A.
                 Beckwith.
        10.11*   Form of Escrow Agreement among Centennial Specialty Foods
                 Corporation, the officers and directors of Centennial
                 Specialty Foods Corporation, J.P. Turner & Company, L.L.C.
                 and Corporate Stock Transfer, Inc.
        10.12*   Lease Agreement, dated February 1, 2003, by and between
                 HQ Global Workplaces and Centennial Specialty Foods
                 Corporation.
        10.13*   Charter of our Audit Committee.
        10.14*   Charter of our Nominating Committee.
        10.15*   Charter of our Compensation Committee.
        10.16*   Charter of our Disclosure Committee.
        10.17*   Form of Director and Officer Indemnification Agreement.
        10.18*+  2003 Non-Employee Directors' Stock Option Plan.
        10.19*   Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and
                 Sterling Rice Group, Inc.
        10.19.1* Statement of Work to Professional Services Agreement.
        10.20.1* Commitment Letter, dated July 9, 2003, from Heartland Bank to
                 Centennial Specialty Foods Corporation.
        10.20.2* Commitment Letter, dated July 30, 2003, from Heartland Bank to Centennial Specialty Foods Corporation.
        10.21*   Separation Agreement, dated effective September 18, 2003, by and between J. Michael Miller and Centennial Specialty Foods
                 Corporation.
        10.22*   Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty
                 Foods Corporation and Centennial Specialty Foods Corporation.
        21.1*    Subsidiaries of Centennial Specialty Foods Corporation.
        23.2*    Consent of Ehrhardt Keefe Steiner & Hottman PC.
        23.3.2*  Consent of Gerald J. Laber to be named as a director nominee.

       31.1#     Rule 13a-14(a) Certification of Chief Executive Officer of
                 Centennial Specialty Foods Corporation.
       31.2#     Rule 13a-14(a) Certification of Chief Financial Officer of
                 Centennial Specialty Foods Corporation.
       32.1#     Section 1350 Certifications
       99.1#     Code of Ethics of Centennial Specialty Foods Corporation.

#    Filed herewith

*    Previously filed.

+    Identifies each management contract or compensatory plan or arrangement

@    Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Omitted Text"). The full text of this Exhibit will be filed separately with the Secretary of the Commission with the Omitted Text pursuant to the Registrant's Application Requesting
     Confidential Treatment under Rule 406 under the Securities Act.

(b)  Current Reports on Form 8-K filed during the fourth quarter of 2003: None
(c)  The exhibits required to be filed herewith are listed above.
(d)  Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under  the  caption  "Principal  Accountant  Fees  and  Services"  in the  Proxy
Statement, and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTENNIAL SPECIALTY FOODS CORPORATION

April 13, 2004                   By:/s/  JEFFREY R. NIEDER
                                    ----------------------
                                    Jeffrey R. Nieder,
                                    Chief Executive Officer

                                 CENTENNIAL SPECIALTY FOODS CORPORATION

April 13, 2004                   By:/s/  DOUGLAS L. EVANS
                                    ---------------------
                                    Douglas L. Evans,
                                    Chief Financial Officer

                                  Exhibit Index

  Exhibit No.                          Description
  -----------                          -----------
         2.1.4* Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and
                among James E. Lewis, Janis M. Lewis and Centennial
                Specialty Foods Corporation.
         2.1.6* Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes
                Ellis Foods, James E. Lewis, Janis M. Lewis and
                Centennial Specialty Foods Corporation.
         2.2*   Statement of Intent to Dissolve for a Limited Liability
                Company, as filed with the Secretary of State of the
                State of Colorado on July 30, 2003, of Produce Finance
                LLC.
         3.1*   Certificate of Incorporation of Centennial Specialty
                Foods Corporation.
         3.2*   Bylaws of Centennial Specialty Foods Corporation.
         3.3*   Amended and Restated Certificate of Incorporation of
                Centennial Specialty Foods Corporation, as filed with
                the Delaware Secretary of State on October 22, 2003.
         3.4#   Certificate of Merger of Stokes Ellis Foods and
                Centennial Specialty Foods Corporation, as survivor, as
                filed with the Delaware Secretary of State on November
                3, 2003.
         4.1*   Specimen certificate for shares of Common Stock,
                $0.0001 par value per share, of Centennial Specialty
                Foods Corporation.
         4.2*   Form of Warrant for the purchase of Common Stock issued
                to J.P. Turner & Company, L.L.C. on completion of the
                initial public offering.
         4.3*   Form of Lock-Up Agreement between J.P. Turner & Company,
                L.L.C. and the officers, directors and 5% or more
                stockholders of Centennial Specialty Foods Corporation.
        10.1*   Lease Agreement, dated January 26, 2001, by and between
                Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.1.1* Schedules to Lease Agreement.
        10.2*   Equipment Lease, dated January 26, 2001, by and between
                Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.2.1* Schedules to Equipment Lease.
        10.3*   Exclusive License Agreement, dated January 26, 2001, by
                and between Hoopeston Foods Denver Corp. and Stokes
                Canning Company.
        10.4*@  Co-Pack and Warehousing Agreement, dated January 26,
                2001, by and between Hoopeston Foods Denver Corp. and
                Stokes Canning Company.
        10.4.1* Schedules and Exhibits to Co-Pack and Warehousing
                Agreement.
        10.5*@  Lease Override Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                Company.
        10.6*   EBITDA Committee Agreement, dated January 26, 2001, by
                and between Hoopeston Foods Denver Corp. and Stokes
                Canning Company.
        10.6.1*@ Schedules to EBITDA Committee Agreement
        10.7#   Amendment Agreement, dated March 15, 2004, by and
                between Hoopeston Foods Denver Corp. and Stokes Canning
                Company.
        10.7.1#  Hoopeston Foods Denver Corp. subordinated note.
        10.7.2#  Subordination, Attornment and Non-Distrubance Agreement between
                 Hoopeston Foods Denver Corp., Stokes Canning Company and
                 Heartland Bank.
        10.8*   Employment Agreement, effective March 1, 2003, by and
                between Centennial Specialty Foods Corporation and
                J. Michael Miller.
        10.9*+  Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and
                Jeffrey R. Nieder.
        10.10*+ Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and
                Robert A. Beckwith.
        10.11*  Form of Escrow Agreement among Centennial Specialty
                Foods Corporation, the officers and directors of
                Centennial Specialty Foods Corporation, J.P. Turner &
                Company, L.L.C. and Corporate Stock Transfer, Inc.
        10.12*  Lease Agreement, dated February 1, 2003, by and between
                HQ Global Workplaces and Centennial Specialty Foods
                Corporation.
        10.13*  Charter of our Audit Committee.
        10.14*  Charter of our Nominating Committee.
        10.15*  Charter of our Compensation Committee.
        10.16*  Charter of our Disclosure Committee.
        10.17*  Form of Director and Officer Indemnification Agreement.
        10.18*+ 2003 Non-Employee Directors' Stock Option Plan.
        10.19*  Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation
                and Sterling Rice Group, Inc.
        10.19.1* Statement of Work to Professional Services Agreement.
        10.20.1* Commitment Letter, dated July 9, 2003, from Heartland
                Bank to Centennial Specialty Foods Corporation.
        10.20.2* Commitment Letter, dated July 30, 2003, from Heartland
                Bank to Centennial Specialty Foods Corporation.
        10.21*  Separation Agreement, dated effective September 18,
                2003, by and between J. Michael Miller and Centennial
                Specialty Foods Corporation.
        10.22*  Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial
                Specialty Foods Corporation and Centennial Specialty
                Foods Corporation.
        21.1*   Subsidiaries of Centennial Specialty Foods Corporation.
        23.2*   Consent of Ehrhardt Keefe Steiner & Hottman PC.
        23.3.2* Consent of Gerald J. Laber to be named as a director nominee.

       31.1#     Rule 13a-14(a) Certification of Chief Executive Officer of
                 Centennial Specialty Foods Corporation.
       31.2#     Rule 13a-14(a) Certification of Chief Financial Officer of
                 Centennial Specialty Foods Corporation.
       32.1#     Section 1350 Certifications
       99.1#     Code of Ethics of Centennial Specialty Foods Corporation.

#    Filed herewith

*    Previously filed.

+    Identifies each management contract or compensatory plan or arrangement

@    Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Omitted Text"). The full text of this Exhibit will be filed separately with the Secretary of the Commission with the Omitted Text pursuant to the Registrant's Application Requesting
     Confidential Treatment under Rule 406 under the Securities Act.

(b)  Current Reports on Form 8-K filed during the fourth quarter of 2003: None
(c)  The exhibits required to be filed herewith are listed above.
(d)  Not applicable.