Form 10KSB/A
period 2003-12-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-04-29
CIK 1227167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

Transitional Small Business Disclosure Format  Yes ( )     No (X)



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Name                        Age
          ----                        ---
          Jeffrey R. Nieder           43
          Robert A. Beckwith, Jr.     41
          Gerald J. Laber             60
          Michael R. Kaskie           49
          Douglas L. Evans            37

DIRECTORS

Jeffrey R. Nieder has been a director since our formation in February 2003 and was a member of our Audit Committee until being replaced on this Committee by Mr. Kaskie in 2004. He has been our president and chief operating officer since inception and has served as our chief executive officer since September 2003. He also served as our chief financial officer and secretary from inception until January 2004, when Mr. Evans became our chief financial officer and secretary. Mr. Nieder is also chief financial officer of Su Casa Produce, a fresh produce brokerage firm formerly partially owned by our principal stockholder. Mr. Nieder renders services to Su Casa Produce on an as-needed basis after fulfilling his full-time obligations to us. He also served as the chief operating officer and chief financial officer of Stokes Ellis Foods, Inc. from April 2001 until our merger with that company in November 2003. From March 1997 until April 2001, Mr. Nieder was employed in various executive financial and operational positions with four companies in the produce industry affiliated with Jeltex Holdings, Inc., which is owned by our principal stockholder. Mr. Nieder formerly practiced as a certified public accountant for eight years with Arthur Andersen.

Robert A. Beckwith has been Chief Marketing Officer and a director since inception. From June 2000 until joining us, Mr. Beckwith was vice president of sales of Luiginos Inc., an Italian frozen food manufacturer headquartered in Duluth, Minnesota. He also served as vice president of sales for Golden Stream Quality Foods, an Indianapolis, Indiana based candy, nut and confectionary company, from April 2000 until this company was sold in June 2000. From 1990 to April 2000, Mr. Beckwith was employed by a number of subsidiaries of ConAgra Foods Inc., in positions including sales manager, regional sales manager, and district sales manager. From July 1993 until April 2000, he served as a divisional trade manager and divisional vice president, regional sales director and national sales manager for private label sales. While employed with ConAgra, Mr. Beckwith was directly involved in the launch of the Healthy Choice brand of frozen food and in sales of frozen and fresh food products for the Banquet and Butterball brands. He also served in various sales positions with Nestle for five years before joining ConAgra, where he was involved in the launch of the Lean Cuisine and Stouffer's entree brands. Mr. Beckwith is a member of the American Marketing Association.

Gerald J. "Bud" Laber has served on our board of directors since October 2003. He has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was a partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Since July 2003, he has also served as a member of the board of directors and of the audit committee of Healthetech, Inc., a Golden, Colorado-based designer, developer and marketer of proprietary handheld medical devices and software for the measurement and monitoring of health parameters. Mr. Laber is a member of the board of directors or trustees of several charitable organizations with offices in the metropolitan Denver, Colorado area.

Michael R. Kaskie has served on our board of directors since December 2003. Mr. Kaskie is employed as the Executive Vice President/General Manager of the Strategic Consulting Group of Information Resources, Inc. The Strategic Consulting Group is responsible for development and analysis of market and sales data for food products sold at retail throughout the Untied States. Mr. Kaskie has been employed by IRI's Strategic Consulting Group for the last five years. The group's main objective is to provide clients access to improve their return on information investment (ROII), and they are responsible for working with clients who desire a request for proposal (RFP) for their database information tracking service. During the last 20 years, Mr. Kaskie has also held sales and marketing positions at G. Heilman Brewery, Con Agra Foods Inc., Nestle, Minute Maid and Procter & Gamble.

EXECUTIVE OFFICER

Messrs. Nieder and Beckwith are executive officers and directors. The executive officer below does not serve on our board of directors.

Douglas L. Evans has served as our chief financial officer and secretary since January 2004. From August 1999 until joining us, Mr. Evans served as chief financial officer of Raveneaux Limited, Houston, Texas, a privately owned golf course development and management company. Prior to that time, Mr. Evans served from June 1997 to August 1999, and from November 1993 to June 1996, as director of finance of the food-related operations of Jeltex Holdings, a holding company owned by our principal stockholder. Mr. Evans served from June 1996 to June 1997 as controller of Insight Enterprises, Phoenix, Arizona, a publicly held direct marketing company. Mr. Evans formerly practiced as a certified public accountant for four years with KPMG. Mr. Evans is a member of the AICPA.

BOARD AND COMMITTEE INFORMATION

The board of directors held four meetings during 2003. All directors then serving attended at least 75% of the total number of meetings held by the board of directors and by the committees of the board of directors on which they then served.

Our non-management directors meet in an executive session at least once per year and rotate serving as the presiding director for each executive session. In addition, we intend to hold an executive session including only our independent directors at least once a year. We encourage, but do not require, our board members to attend our annual stockholders meetings.

Our board of directors has established three standing committees. The standing committees consist of an Audit Committee, a Compensation Committee, and a Nominating Committee. The standing committees, except for the Nominating Committee, are comprised entirely of our non-management directors as provided in the table below.

    Board Member                     Audit     Compensation    Nominating
    ------------                     -----     ------------    ----------
    Jeffrey R. Nieder                                               X
    Robert A. Beckwith, Jr.                                         X
    Gerald J. Laber                    X            X
    Michael R. Kaskie                  X            X
    Meetings Held in 2003              1            1               0

The functions performed by each of the committees are briefly described below:

AUDIT COMMITTEE

The primary functions of the Audit Committee are to assist the board of directors' oversight of the integrity of the Company's financial statements, the Company's compliance with legal and regulatory requirements, the qualifications and independence of the registered public accounting firm engaged to be the independent auditor of the Company, the performance of the Company's internal audit function and the independent auditor, and to prepare the report required to be included in our annual meeting proxy statements. The Audit Committee operates under an Audit Committee Charter, adopted by our board of directors, a copy of which was filed as an exhibit to our registration statement that is on file with the Securities and Exchange Commission.

Each of the two individuals serving on our Audit Committee satisfies the standards for independence of Nasdaq and the SEC as they relate to audit committees. Our board of directors believes each of the members of the Audit Committee is financially literate and that Mr. Gerald J. Laber qualifies as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC.

COMPENSATION COMMITTEE

The Compensation Committee is responsible for reviewing and making recommendations to the board of directors regarding compensation of the Company's directors and executive officers and administering and implementing the Company's incentive compensation plans and equity-based plans. The Compensation Committee's duties and responsibilities include reviewing and approving corporate goals and objectives relevant to the compensation of the Company's Chief Executive and Chief Marketing Officers, evaluating their performance in light of such goals and objectives, and as a committee, determining and approving the Chief Executive and Chief Marketing Officers' compensation levels based on such evaluation.

The Compensation Committee operates under a Compensation Committee Charter, adopted by our board of directors, a copy of which was filed as an exhibit to our registration statement on Form SB-2 that is on file with the SEC.

NOMINATING COMMITTEE

Our Nominating Committee was established to identify qualified nominees for our board of directors, to develop and recommend to our board of directors a set of corporate governance principles to assist the board of directors in fulfilling its corporate governance responsibilities and to oversee an annual evaluation of the board of directors and our management. This committee has the ability to consider nominees recommended by stockholders and other interested parties. Because we are a controlled company, however, the committee does not have a formal policy with regard to the submission or consideration of director candidates recommended by stockholders.

The committee operates under the Nominating Committee Charter, adopted by our board of directors, a copy of which was filed by us as an exhibit to our registration statement on Form SB-2 that is on file with the SEC. The charter of the committee sets forth certain criteria for the nominating committee to consider in evaluating potential director nominees. In considering potential director nominees, the committee selects individuals who demonstrate the highest personal and professional integrity; who have demonstrated exceptional ability and judgment and who are expected to be most effective, in conjunction with the other members of the board of directors, in collectively serving the long-term interests of the Company and our stockholders.

The committee identifies director candidates based on input provided by a number of sources, including members of the committee, other directors, our stockholders, our Chief Executive and Chief Marketing Officers and third parties. The committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates. As part of the identification process, the committee takes into account each nominee's skills, knowledge, perspective, broad business judgment and leadership, relevant industry knowledge, business creativity and vision, experience, age and diversity, all in the context of the perceived needs of the board of directors at that time. Incumbent directors who are being considered for re-nomination are re-evaluated based on their performance as directors, as well as to ensure that they continue to meet the required qualifications.

Item 10. EXECUTIVE COMPENSATION

We were formed in February 2003. The following table shows the cash compensation and certain other compensation paid or accrued by us for our Chief Executive Officer and our other most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 2003. We refer to these officers as our named executive officers. The table also reflects compensation paid by Stokes Ellis Foods to Mr. Nieder in the year ended December 31, 2002, during which time Mr. Nieder served as the chief operating officer and chief financial officer of Stokes Ellis Foods.

                           SUMMARY COMPENSATION TABLE

                                                                                          All Other
                                                                 Annual Compensation   Compensation($)
                                                                 -------------------   ---------------
    Name and Principal Position                         Year       Salary    Bonus
    ---------------------------                         ----     ---------  --------
    Jeffrey R. Nieder, Chief Executive Officer          2003      $155,000   $    --         --
                                                        2002      $129,450   $10,000
    Robert A. Beckwith, Jr., Chief Marketing Officer    2003      $140,000   $    --         --
    J. Michael Miller, former chief executive officer   2003      $204,164   $    --         --

          AGGREGATED OPTION GRANTS OR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

None of our named executive officers during the year ended December 31, 2003 were granted or held any stock options, stock appreciation rights, restricted stock, or any other form of equity incentive compensation. The only options granted during the year ended December 31, 2003 were two grants, each covering 40,000 shares of common stock, made to our two independent directors, Messrs. Laber and Kaskie, on their joining our board of directors. These options vest as described beneath "Election of Directors -- Compensation of Directors."

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets out, as of December 31, 2003, the number of shares of Centennial's common stock to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities available for future issuance under our equity compensation plan.


                                           Number of securities                                    Number of securities remaining
                                            to be issued upon       Weighted-average exercise    available for future issuance under
                                               exercise of            price of outstanding           equity compensation plans
                                           outstanding options,      options, warrants and       (excluding securities reflected in
Plan Category                              warrants and rights               rights                         column (a))
-------------                              --------------------     -------------------------    -----------------------------------
                                                     (a)                       (b)                              (c)
Equity compensation plans approved by
  security holders                                 80,000                     $4.25                           70,000
Equity compensation plans not approved
  by security holders*                                 --                        --                          500,000
  Total                                            80,000                     $4.25                          570,000

* Represents the shares reserved for future issuance if the 2004 Omnibus Stock Plan is approved at the Annual Meeting.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We have entered into employment agreements with Messrs. Nieder and Beckwith, pursuant to which Mr. Nieder serves as our Chief Executive Officer and as President of Stokes Canning Company, and Mr. Beckwith serves as our Chief Marketing Officer. The term of the agreements is three years and provides for a base annual salary of $180,000 and $165,000, respectively, for each of Messrs. Nieder and Beckwith, subject to subsequent annual adjustment. Each employee is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by our board of directors.

If we terminate either Mr. Nieder's or Mr. Beckwith's employment without cause, such employee is entitled to severance payments equal to six months' salary and health and life insurance benefits for 12 months from the date of the termination of his employment. If we terminate employment, or if either employee resigns for good reason, within 3 months prior to, or one year after, a non-negotiated change of control of Centennial, such employee is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, he would have received in respect of the fiscal year in which the termination occurs, and (ii) 2.99 times his annual base salary and health and life insurance benefits for 30 months. Each employee is also subject to a noncompete agreement under which he agrees not to compete with us or Hoopeston or solicit or hire certain of our employees during the term of his employment agreement and for one year thereafter.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee consists of Michael R. Kaskie and Gerald J. Laber. The Compensation Committee is responsible for determining the salary and incentive compensation of our officers and providing recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also is responsible for administering our 2003 Non-Employee Directors' Stock Option Plan and, assuming receipt of stockholder approval at the Annual Meeting, will be responsible for administration of the 2004 Omnibus Stock Plan, including reviewing management recommendations with respect to option grants and taking other actions as may be required in connection with our compensation and incentive plans.

COMPENSATION POLICIES

GENERAL. Our compensation policies are intended to create value for Centennial's stockholders through long-term growth in sales and earnings. The total compensation package, consisting of a base salary, annual incentive opportunity, and benefits is designed to attract, motivate and retain quality executives needed to successfully lead and manage Centennial. The compensation program intentionally ties a portion of the executives' total compensation to positive company performance and the creation of stockholder value.

The Compensation Committee does not exclusively use quantitative methods or mathematical formulas in setting any element of compensation. In determining each component of compensation, the Compensation Committee considers all elements of executive officers' total compensation package, including insurance and other benefits.

BASE SALARIES. Base salaries are targeted at median competitive levels for similar-sized companies in the branded food industry and are adjusted to recognize varying levels of responsibility, individual performance, business performance and internal fairness issues. Base salaries are reviewed annually and any increases are approved by taking into account Centennial's actual financial performance, the executive officer's performance in meeting company goals, and competitive salary data available for other publicly traded companies in our industry. The Compensation Committee does not assign a predetermined specific weight to these items.

ANNUAL AND LONG TERM INCENTIVES. Any annual incentive compensation paid to our executive officers is variable and depends 100% on Centennial's performance. Each of our named executive officers will be eligible for bonuses in accordance with their respective employment agreements. Bonuses are based on Centennial’s actual financial performance in relation to predetermined objectives and individual performance for the year then ended.

At this time, Centennial does not offer its executive officers any long-term incentives. If the 2004 Omnibus Stock Plan is approved by the stockholders at our 2004 Annual Meeting, the Compensation Committee may in the future grant options to our executive officers as part of their total compensation packages. If awarded, these incentives will be designed to motivate and reward executives with a proprietary interest in Centennial for maximizing stockholder value and encourage the long-term employment of key employees. The Compensation Committee has not taken any action to date to determine the amount or terms of any option grants that may be made if the 2004 Omnibus Stock Plan is approved by stockholders at the 2004 Annual Meeting.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Nieder's annual base salary for the year ended December 31, 2003 was $180,000 during the last quarter of such year, and was $150,000 in the first three quarters of such year. For the year ended December 31, 2003, Mr. Nieder received an annual bonus of $0. In determining the amounts of Mr. Nieder's bonus, the Compensation Committee considered the successful completion of Centennial's initial public offering and the merger with Stokes Ellis Foods, the market presence achieved by Stokes and Ellis food products in our existing markets, relative profitability and margin mix attained by the Company. The Compensation Committee considered certain financial targets for the year ended December 31, 2003, including EBITDA. The Compensation Committee does not assign relative weights or rankings to these factors, but instead makes a subjective determination based on a consideration of all such factors.

COMPENSATION OF DIRECTORS

We reimburse all of our directors for reasonable out-of-pocket expenses related to attending board of director and board of director committee meetings. In addition, we pay Messrs. Laber and Kaskie, each of whom is a non-management director, a quarterly cash retainer for board of director service of $1,000. Mr. Laber receives an additional annual retainer of $5,000 for serving as chairman of the audit committee, and Mr. Kaskie receives an additional annual retainer of $2,500 for serving as chairman of the compensation committee. Each of Messrs. Laber and Kaskie received an initial option grant covering 40,000 shares of our common stock at the time they joined the board of directors. The options vested as to 10,000 shares at the time of grant, and vest 10,000 shares per year thereafter of continuing service. We do not intend to pay cash or equity compensation to our directors for serving on our board of directors, except as set forth above.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information with respect to beneficial ownership of our Common Stock, as of April 15, 2004, for:

o each of our directors and our executive officers listed in the summary compensation table provided below, who we refer to as our named executive officers;

o all of our directors and named executive officers as a group; and

o each person known by us, based upon our review of documents filed by them with the SEC in respect of the ownership of our shares of Common Stock, to beneficially own five percent or more of either class of our Common Stock.

We have calculated the percentage of beneficial ownership based on 5,050,000 shares of common stock and 2,000,000 shares of Series A preferred stock outstanding as of the close of business on April 15, 2004.

                                               Common Stock          Series A Preferred Stock
                                           ----------------------    ------------------------
                                            Amount and               Amount and                       Percent
                                            Nature of                 Nature of                         of
                                            Beneficial   Percent     Beneficial      Percent          Voting
Name of Beneficial Owner                   Ownership(1)  of Class     Ownership      of Class         Power(2)
------------------------                   ------------  --------    ----------      --------         --------
DIRECTORS
Jeffrey R. Nieder                             500,000      9.9%             --           --               7.1%
Robert A. Beckwith, Jr.                       350,000      6.9%             --           --               5.0%
Gerald J. Laber(3)                             10,000       *               --           --                *
Michael R. Kaskie(3)                           10,000       *               --           --                *
EXECUTIVE OFFICERS
Douglas L. Evans                                  200       *               --           --                *
All directors and named executive
  officers as a group (five persons)          870,200     17.2%             --           --               --
FIVE PERCENT STOCKHOLDERS
James E. and Janis M. Lewis(4)(5)           2,100,000     42.6%      2,000,000          100%             58.9%

-----------

*   Represents less than 1%

(1) Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the securities. Unless indicated by footnote, the address for each listed director, named executive officer and principal stockholder is 10700 E. Geddes Avenue, Suite 170, Centennial, Colorado 80112. Except as indicated by footnote, the persons named in the table report having sole voting and investment power with respect to all shares of common stock and Series A preferred stock shown as beneficially owned by them.

    The number of shares of common stock and Series A preferred stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are currently exercisable or are exercisable within 60 days of April 15, 2004, but excludes shares of common stock underlying options held by any other person.

(2) Each share of common stock has one vote and each share of Series A preferred stock has one vote on all matters to be voted on by stockholders. This column represents the combined voting power of the outstanding shares of common stock and Series A preferred stock held by such beneficial owner.

(3) All of the shares shown represent shares subject to currently exercisable options.

(4) The 2,000,000 shares of Series A preferred stock beneficially owned by the Lewises are convertible at the election of the Lewises into a like number of shares of common stock.

(5) The address of the Lewises is c/o Jeltex Holdings, 475 17th Street, Suite 790, Denver, Colorado 80202.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party transactions discussed below were entered into at a time when we either did not have any disinterested independent directors on our board or we lacked sufficient disinterested independent directors to ratify such transactions at the time we entered into them.


THE STOKES ELLIS FOODS ACQUISITION

In October 2003, we acquired Stokes Ellis Foods concurrently with closing of our IPO in consideration of issuing two million shares of our Series A preferred stock to James E. Lewis and Janis M. Lewis. The preferred stock has a stated value and liquidation preference of $10.0 million and carries a 10% annual dividend. Each share of preferred stock also has one vote at all of our stockholder meetings and is convertible at the holders' election into one share of common stock at $5 per share.

Immediately before our acquisition of Stokes Ellis Foods, James E. Lewis and Janis M. Lewis were the sole stockholders of Stokes Ellis Foods. Following our IPO, Mr. Lewis controls approximately 42% of our common stock and the Lewises collectively vote approximately 58.2% of our capital stock. The terms of the Stokes Ellis Foods acquisition were approved by Mr. Beckwith, with Mr. Nieder abstaining, as he was then also employed as an officer of Stokes Ellis Foods. Mr. Nieder also serves as a part-time chief financial officer of Sucasa Produce Partnership, a fresh produce brokerage firm formerly partially owned by Mr. Lewis. These relationships, Mr. Lewis'; ownership of 42% of our common stock at the time we acquire Stokes Ellis Foods and the Lewises control of 58.2% of the voting power of our outstanding capital stock mean that our acquisition of Stokes Ellis Foods was not considered to be on an arm's length basis. Although Mr. Lewis was not and is not a member of our board, he had a controlling interest in Centennial at the time we agreed to acquire Stokes Ellis Foods that may have influenced our board's deliberations. Mr. Lewis did not participate in or observe the board meetings at which our board adopted resolutions authorizing the Stokes Ellis Foods acquisition and the issuance of the preferred stock to the Lewises.

As of December 31, 2003, we had a related party payable totaling $365,394. This payable represents earnings of Stokes Ellis Foods from January 1, 2003 through October 29, 2003 which are to be distributed to the Lewises. Such distribution is being made because Stokes Ellis Foods and its subsidiaries were Subchapter S corporations until the merger of Stokes Ellis Foods into Centennial. The source of funds for this distribution is the income generated by Stokes Ellis Foods from operations from January 1, 2003 until Stokes Ellis Foods merged into us.

We did not obtain a valuation or fairness opinion concerning the acquisition of Stokes Ellis Foods prior to our merger with Stokes Ellis Foods. Our board of directors primarily considered the assets on the balance sheet of Stokes Ellis Foods, the value of the Stokes and Ellis brands, the customers and the value of the real estate and production equipment owned by Stokes Ellis Foods when setting a price for the acquisition. The board also considered the fact that the Lewises agreed to take the preferred stock without a put right, without a mandatory redemption obligation on our part, and without any kind of sinking fund requirement, the fact that no proceeds will be used to redeem the preferred stock, the dividend to be received by the Lewises, and the liabilities we would assume as a result of the acquisition. The fact that we did not receive a valuation or fairness opinion concerning the purchase may mean that an independent third party could have acquired Stokes Ellis Foods for a lesser price than we paid. However, the Lewises have advised us that any sale of Stokes Ellis Foods to an independent third party would have to have been an all-cash transaction or a tax-free exchange for publicly traded equity securities, as they were unwilling to extend the same terms under which we purchased Stokes Ellis Foods to an independent third party.

The terms of the preferred stock we issued to the Lewises provides that on their request, the board of directors of Centennial will be expanded to create one vacancy on the board of directors and the directors of Centennial will vote to cause to be elected to our board of directors a nominee designated by the Lewises. These rights will terminate when the preferred stock is no longer outstanding. The terms of the preferred stock we issued to the Lewises contain customary indemnification and contribution provisions and also allow the Lewises to observe our board meetings or to designate an observer to attend such meetings.

SALES OF COMMON STOCK

Our executive officers, Jeffrey R. Nieder, Robert A. Beckwith, Jr., and our controlling stockholder, James E. Lewis, were involved in our founding and organization and may be considered our promoters. Following our inception, we issued 425,000 shares to Mr. Nieder, 350,000 shares to Mr. Beckwith and 2,100,000 shares to Mr. Lewis. We also issued 500,000 shares to a former officer and director. The purchase price for these shares was a nominal amount.

OTHER TRANSACTIONS

During 2003 and 2002, we received advances from James E. Lewis that totaled $.235 million. In addition, during 2003 and 2002, we received advances from individuals of $.2 million, of which $.12 million was repaid during 2002. We used the proceeds of these advances to fund our working capital requirements since we had no senior revolving credit facility at that time. A portion of the advances were secured by a lien on our accounts receivable and equipment. The notes bore interest at rates ranging from 10% to 12% per annum. The due dates of these notes were extended to various dates from December 2003 through January 2005. In March 2004, we repaid the advances from Mr. Lewis and the other lenders using the proceeds of a new senior revolving credit facility. The advances from Mr. Lewis and the nine individual lenders were not repaid using proceeds of the IPO.

A company owned by a member of senior management provided management and personnel services to us totaling $343,500 and $271,500 for the years ended December 31, 2003 and 2002, respectively. The services were provided on a month-to-month basis. Subsequent to December 31, 2003, no further services are being provided to us under this relationship.

In September 2003, Centennial and J. Michael Miller, our former chief executive officer, who was also a director, agreed that their relationship cease. In October 2003, we entered into a separation agreement with this former officer. We agreed to pay six months' severance, or $87,500, to such former officer.
We and the former officer released each other from all liabilities, and the former officer also released our affiliates and certain other persons from all liabilities, in connection with his separation from us. The former officer also transferred 400,000 shares of the common stock then owned by him at his cost (equal to $.0001 per share) to James E. Lewis. Mr. Lewis contemporaneously sold 400,000 shares of common stock at a price equal to the par value of $.0001 per share to three non-affiliated persons and Jeffrey R. Nieder. Mr. Nieder's portion of the shares purchased was 75,000 shares.

FUTURE TRANSACTIONS

All future material transactions, including loans to us from any officer, director or 5% or greater stockholder, will be made on terms that are no less favorable to us than those that could be obtained from unaffiliated third parties, and will be approved by our audit committee or a majority of the independent, disinterested members of our board who have access, at our expense, to our counsel or independent legal counsel. We are prohibited from making loans to our officers or directors.

All future material affiliated transactions and loans must be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to our or other independent legal counsel. We will maintain at least two independent directors on our board of directors, and in the event there are only two such independent directors, both independent directors must be disinterested in and approve loans, loan guarantees, forgiveness of loans and other material affiliated transactions involving our officers, directors, or other affiliated persons.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of our named executive officers. For the details of these agreements, please see "Executive Compensation--Employment Contracts and Termination of Employment and Change-In-Control Arrangements" above.

Item 13. Exhibits and Reports on Form 8-K

     Exhibit No.                     Description
     -----------                     -----------
         2.1.4*  Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E.
                 Lewis, Janis M. Lewis and Centennial Specialty Foods
                 Corporation.
         2.1.6*  Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes
                 Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial
                 Specialty Foods Corporation.
         2.2*    Statement of Intent to Dissolve for a Limited Liability
                 Company, as filed with the Secretary of State of the State of
                 Colorado on July 30, 2003, of Produce Finance LLC.
         3.1*    Certificate of Incorporation of Centennial Specialty Foods
                 Corporation.
         3.2*    Bylaws of Centennial Specialty Foods Corporation.
         3.3*    Amended and Restated Certificate of Incorporation of
                 Centennial Specialty Foods Corporation, as filed with the
                 Delaware Secretary of State on October 22, 2003.
         3.4#    Certificate of Merger of Stokes Ellis Foods and Centennial
                 Specialty Foods Corporation, as survivor, as filed with the
                 Delaware Secretary of State on November 3, 2003.
         4.1*    Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.
         4.2*    Form of Warrant for the purchase of Common Stock issued to
                 J.P. Turner & Company, L.L.C. on completion of the initial public offering.
         4.3*    Form of Lock-Up Agreement between J.P. Turner & Company,
                 L.L.C. and the officers, directors and 5% or more
                 stockholders of Centennial Specialty Foods Corporation.
        10.1*    Lease Agreement, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.1.1*  Schedules to Lease Agreement.
        10.2*    Equipment Lease, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.2.1*  Schedules to Equipment Lease.
        10.3*    Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4*@   Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4.1*@ Schedules and Exhibits to Co-Pack and Warehousing Agreement.
        10.5*@   Lease Override Agreement, dated January 26, 2001, by and
                 between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6*    EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6.1*@ Schedules to EBITDA Committee Agreement
        10.7#*   Amendment Agreement, dated March 15, 2004, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.7.1#* Hoopeston Foods Denver Corp. subordinated note.
        10.7.2#* Subordination, Attornment and Non-Distrubance Agreement between
                 Hoopeston Foods Denver Corp., Stokes Canning Company and
                 Heartland Bank.
        10.8*    Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and J. Michael Miller.
        10.9*+   Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Jeffrey R. Nieder.
        10.10*+  Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Robert A.
                 Beckwith.

     Exhibit No.                     Description
     -----------                     -----------
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

       31.1#     Rule 13a-14(a) Certification of Chief Executive Officer of
                 Centennial Specialty Foods Corporation.
       31.2#     Rule 13a-14(a) Certification of Chief Financial Officer of
                 Centennial Specialty Foods Corporation.
       32.1#     Section 1350 Certifications
       99.1*     Code of Ethics of Centennial Specialty Foods Corporation.

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ehrhardt Keefe Steiner & Hottman PC, or EKS&H, served as our independent auditors for the fiscal year ended December 31, 2003 and has been selected to serve as our independent auditors for the current fiscal year. For the year ended December 31, 2003, we incurred fees for services from EKS&H as discussed below.

  o Audit Fees. The aggregate fees billed for professional services rendered by EKS&H for the audit of our annual financial statements included in our Form 10-KSB, the review of the financial statements included in our Forms 10-QSB and services provided in connection with regulatory filings (including our initial public offering) were approximately $190,711 for the year ended December 31, 2003.

  o Audit-Related Fees. The aggregate fees billed for professional services rendered by EKS&H for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $0 for the year ended December 31, 2003.

  o Tax Fees. The aggregate fees billed for professional services rendered by EKS&H related to federal and state tax compliance, tax advice and tax planning were approximately $250 for the year ended December 31, 2003. All of these services are permitted non-audit services.

  o All Other Fees. No fees were billed for other services rendered by EKS&H for the year ended December 31, 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the Audit Committee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTENNIAL SPECIALTY FOODS CORPORATION

April 28, 2004                   By:/s/  JEFFREY R. NIEDER
                                    ----------------------
                                    Jeffrey R. Nieder,
                                    Chief Executive Officer



                                 CENTENNIAL SPECIALTY FOODS CORPORATION

April 28, 2004                   By:/s/  DOUGLAS L. EVANS
                                    ---------------------
                                    Douglas L. Evans,
                                    Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit No.                     Description
     -----------                     -----------
         2.1.4*  Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E.
                 Lewis, Janis M. Lewis and Centennial Specialty Foods
                 Corporation.
         2.1.6*  Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes
                 Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial
                 Specialty Foods Corporation.
         2.2*    Statement of Intent to Dissolve for a Limited Liability
                 Company, as filed with the Secretary of State of the State of
                 Colorado on July 30, 2003, of Produce Finance LLC.
         3.1*    Certificate of Incorporation of Centennial Specialty Foods
                 Corporation.
         3.2*    Bylaws of Centennial Specialty Foods Corporation.
         3.3*    Amended and Restated Certificate of Incorporation of
                 Centennial Specialty Foods Corporation, as filed with the
                 Delaware Secretary of State on October 22, 2003.
         3.4#    Certificate of Merger of Stokes Ellis Foods and Centennial
                 Specialty Foods Corporation, as survivor, as filed with the
                 Delaware Secretary of State on November 3, 2003.
         4.1*    Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.
         4.2*    Form of Warrant for the purchase of Common Stock issued to
                 J.P. Turner & Company, L.L.C. on completion of the initial public offering.
         4.3*    Form of Lock-Up Agreement between J.P. Turner & Company,
                 L.L.C. and the officers, directors and 5% or more
                 stockholders of Centennial Specialty Foods Corporation.
        10.1*    Lease Agreement, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.1.1*  Schedules to Lease Agreement.
        10.2*    Equipment Lease, dated January 26, 2001, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.2.1*  Schedules to Equipment Lease.
        10.3*    Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4*@   Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.4.1*@ Schedules and Exhibits to Co-Pack and Warehousing Agreement.
        10.5*@   Lease Override Agreement, dated January 26, 2001, by and
                 between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6*    EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning
                 Company.
        10.6.1*@ Schedules to EBITDA Committee Agreement
        10.7#*   Amendment Agreement, dated March 15, 2004, by and between
                 Hoopeston Foods Denver Corp. and Stokes Canning Company.
        10.7.1#* Hoopeston Foods Denver Corp. subordinated note.
        10.7.2#* Subordination, Attornment and Non-Distrubance Agreement between
                 Hoopeston Foods Denver Corp., Stokes Canning Company and
                 Heartland Bank.
        10.8*    Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and J. Michael Miller.
        10.9*+   Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Jeffrey R. Nieder.
        10.10*+  Employment Agreement, effective March 1, 2003, by and between
                 Centennial Specialty Foods Corporation and Robert A.
                 Beckwith.

                                 EXHIBIT INDEX

     Exhibit No.                     Description
     -----------                     -----------
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

       31.1#     Rule 13a-14(a) Certification of Chief Executive Officer of
                 Centennial Specialty Foods Corporation.
       31.2#     Rule 13a-14(a) Certification of Chief Financial Officer of
                 Centennial Specialty Foods Corporation.
       32.1#     Section 1350 Certifications
       99.1*     Code of Ethics of Centennial Specialty Foods Corporation.

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