Form 10QSB
period 2004-03-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-05-17
CIK 1227167

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                       For The Quarterly Period Ended March 31, 2004

                             Commission File Number: 001-31816

                           Centennial Specialty Foods Corporation
             (Exact name of registrant as specified in its charter as amended)

                   Colorado                                    55-0825751
---------------------------------------------       --------------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification No.)
               or organization)

          10700 E. Geddes Ave. #170,
             Centennial, Colorado                                 80112
----------------------------------------------   -----------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                   (303) 292-4018
                (Registrant's telephone number, including area code)
------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

Yes __X__   No ______

Number shares of common stock outstanding at the latest  practicable date: April
30, 2004: 5,050,000.

                                           INDEX
                                           -----

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
      December 31, 2003

      Consolidated Unaudited Statements of Operations For the Three Months
      Ended March 31, 2004 and March 31, 2003

      Consolidated Unaudited Statements of Cash Flows For the Three
      Months Ended March 31, 2004 and March 31, 2003

      Notes to Consolidated Unaudited Financial Statements

   Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations

   Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                   CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

                                Consolidated Balance Sheets

                                                           March 31,      December 31,
                                                            2004              2003
                                                         ------------     ------------
                        Assets

Current assets
  Cash and cash equivalents                              $  1,064,275     $  6,076,479
  Accounts receivable, net of allowance for doubtful
   accounts of $25,483 and $25,483, respectively              238,844          303,848
  Inventory, net                                            1,909,786        1,043,540
  Prepaid expenses                                            164,091          186,086
                                                         ------------     ------------
      Total current assets                                  3,376,996        7,609,953
                                                         ------------     ------------

Non-current assets
  Property, plant and equipment, net                        6,074,807        6,112,215
  Goodwill, net                                             1,634,079        1,634,079
  Other assets                                                 77,671           70,000
  Other long-term receivable                                        -          170,000
                                                         ------------     ------------
      Total non-current assets                              7,786,557        7,986,294
                                                         ------------     ------------

Total assets                                            $  11,163,553    $  15,596,247
                                                        =============    =============

         Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable - trade                               $    617,367     $  1,022,268
  Accrued liabilities                                         306,172          556,652
  Accrued dividends payable                                   250,000          172,603
  Related party payable                                        20,394          365,394
  Current portion of long-term debt                                 -          750,250
  Note payable - stockholder                                        -          908,900
  Income taxes payable                                         21,482           21,482
                                                         ------------     ------------
      Total current liabilities                             1,215,415        3,797,549

Long-term debt                                              2,052,698        3,503,454
Deferred tax liability                                        475,234          530,662
                                                         ------------     ------------
      Total long-term liabilities                           2,527,932        4,034,116
                                                         ------------     ------------
      Total liabilities                                     3,743,347        7,831,665
                                                         ------------     ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock (liquidation preference
   $10,000,000), 3,000,000 shares authorized,
   2,000,000 shares issued and outstanding, $5 stated
   value, 10% dividend                                      2,334,785        2,334,785
  Common stock, $0.0001 par value, 47,000,000 shares
   authorized, 5,050,000 shares issued and outstanding            505              505
  Additional paid-in capital                                5,794,036        5,794,036
  Accumulated deficit                                        (709,120)        (364,744)
                                                         ------------     ------------
      Total stockholders' equity                            7,420,206        7,764,582
                                                         ------------     ------------

Total liabilities and stockholders' equity              $  11,163,553    $  15,596,247
                                                        =============    =============

                See notes to consolidated financial statements.

                           Consolidated Statements of Operations

                                                             For the Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                2004           2003
                                                             ------------   -----------

Net sales                                                    $  1,127,483   $ 1,196,062

Cost of goods sold                                                746,175       746,069
                                                             ------------   -----------

Gross profit                                                      381,308       449,993

Selling, general and administrative expenses                      577,688       386,230
                                                             ------------   -----------

Income (loss) from operations                                    (196,380)       63,763
                                                             ------------   -----------

Other income (expense)
  Interest expense                                               (112,005)     (127,013)
  Rent income                                                     158,581       158,581
                                                             ------------   -----------
      Total other income                                           46,576        31,568
                                                             ------------   -----------

Income (loss) before income taxes                                (149,804)       95,331
                                                             ------------   -----------
  Income tax benefit - current                                          -            -
  Income tax expense - deferred                                    55,428            -

  Income tax expense - proforma                                        -       (35,272)
                                                             ------------      -------

      Total income tax benefit (expense)                           55,428      (35,272)
                                                             ------------      -------

Net income (loss)                                            $    (94,376)  $    60,059
                                                             ============   ===========

Net income (loss) before preferred stock
 dividend                                                    $    (94,376)  $    60,059

Preferred stock dividend                                         (250,000)           -
                                                             ------------   ----------

Net income (loss) available to common
 shareholders                                                    (344,376)       60,059
                                                             ============   ===========

Basic and diluted net income (loss) per
 common share                                                $      (0.07)  $      0.02
                                                             ============   ===========

Basic and diluted weighted average common
 shares outstanding                                             5,050,000     3,500,000
                                                             ============   ===========

                      See notes to consolidated financial statements.

                           Consolidated Statements of Cash Flows

                                                              For the Three Months
                                                                 Ended March 31,
                                                             -----------------------
                                                               2004          2003
                                                             ----------   ----------
Cash flows from operating activities
  Net income (loss)                                          $  (94,376)  $   95,331
                                                             ----------   ----------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   Depreciation                                                  54,189       58,959
   Deferred income taxes                                        (55,428)           -
   Changes in assets and liabilities
     Accounts receivable                                         65,004       77,025
     Inventory                                                 (866,246)     179,269
     Prepaid expenses                                            21,995     (102,208)
     Accounts payable - trade                                  (404,901)    (227,799)
     Accrued liabilities                                       (250,480)    (107,753)
     Related party payable                                     (175,000)          -
                                                             ----------   ----------
                                                             (1,610,867)    (122,507)
                                                             ----------   ----------
      Net cash used by operating activities                  (1,705,243)     (27,176)
                                                             ----------   ----------

Cash flows from investing activities
  Purchase of property, plant and equipment                     (16,781)          -
                                                             ----------   ----------
      Net cash used in investing activities                     (16,781)          -
                                                             ----------   ----------

Cash flows from financing activities
  Net proceeds from revolving line of credit                  2,052,698           -
  Payments on long-term debt                                 (4,253,704)     (28,483)
  Payments on note payable - stockholder                       (908,900)          -
  Payment of financing costs                                     (7,671)          -
  Payment of preferred stock dividends                         (172,603)          -
  Net proceeds from the issuance of stock                            -           140
                                                             ----------   ----------
      Net cash used by financing activities                  (3,290,180)     (28,343)
                                                             ----------   ----------

Net decrease in cash                                         (5,012,204)     (55,519)

Cash and cash equivalents - beginning of period               6,076,479      379,545
                                                             ----------   ----------

Cash and cash equivalents - end of period                    $1,064,275   $  324,026
                                                             ==========   ==========

Supplemental Disclosure of Cash Flow Information:

Interest Paid                                                $  249,216   $   99,368
                                                             ==========   ==========

Supplemental Disclosure of Non-Cash Activities:

Accrual of preferred stock dividends                         $  250,000   $       -
                                                             ==========   ==========

Assignment of note receivable to major stockholder
  in satisfaction of related party payable                   $  170,000   $       -
                                                             ==========   ==========

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

The purchase of Stokes has been accounted for as a  reorganization  of companies under common control in accordance with SFAS 141, in a manner similar to reverse acquisition  accounting.  After  completion  of the  offering  and  issuance  of preferred stock,  the primary  stockholders of Stokes and Centennial have voting control  of  approximately  58.2% of the  outstanding  capital  stock.  For this reason,  Stokes  Ellis Foods and  Centennial  are treated as being under  common control for financial statement reporting purposes. Accordingly, no goodwill has been  recorded  as a result  of this  business  combination.  In  addition,  the
Consolidated  Statements of Operations and Consolidated Statements of Cash Flows
have been  consolidated  for the three  months  ended  March 31,  2003 under the provisions of Interpretation 46.

Interim Financial Information
-----------------------------

The interim  consolidated  financial  statements  are  unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods. The consolidated results of  operations  for the  three  months  ended  March  31,  2004 and 2003 are not necessarily  indicative  of the  results of the entire  year.  The  consolidated financial  statements  included  herein are  presented  in  accordance  with the requirements  of  Form  10-QSB  and  consequently  do  not  include  all  of the disclosures  normally made in the registrant's annual Form 10-KSB filing.  These consolidated  financial  statements  should  be read  in  conjunction  with  the financial  statements and notes thereto  contained in the Company's  annual form
10-KSB.

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting  principles  generally  accepted  in the  United  States  of  America requires  management  to make  estimates  and  assumptions  that affect  amounts reported in the consolidated financial statements and the accompanying notes and the reported amounts of net sales and expenses. Actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

The Company  grants  credit in the normal course of business to customers in the
United States.  The Company  periodically  performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

The Company had four  customers that accounted for 22%, 20%, 13% and 9% of total sales for the  three  months  ended  March 31,  2004 and  three  customers  that accounted  for 25%,  13% and 9% of total sales for the three  months ended March
31, 2003. These customers  accounted for 30%, 17%, 16% and 11% of total accounts receivable at March 31, 2004 and 50% and 11% at December 31, 2003.

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

Prior to the effective date of the public  offering,  the Company  elected to be treated as an S-corporation for income tax purposes. Accordingly, taxable income and losses of the Company prior to the public offering is reported on the income tax  returns  of  the  Company's  stockholders.  Included  in  the  consolidated statement of operations  until the public offering in 2003, are pro forma income tax adjustments  computed using the statutory  rates in effect,  which represent the  federal  and state tax  provisions  that would have been  required  had the
Company  been  taxed as a  C-corporation  for the  entire  year.  The  Company's effective  statutory rate based on pre-tax income on a proforma basis would have been 37% for the three months ended March, 31, 2003.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.  Advertising expense for the
three   months  ended  March  31,  2004  and  2003  were  $50,787  and  $30,991, respectively.

Slotting fees, Billback discounts and Promotional allowances
------------------------------------------------------------

The Company  pays  slotting  fees to  customers  to obtain shelf space in retail locations. These one-time fees are non-refundable and are netted against revenue in the period incurred.  Slotting fees for the three months ended March 31, 2004 and 2003 were $30,907 and $3,662, respectively.

The Company offers billback  discounts and promotional  allowances to customers.
These  amounts are  recorded  as a decrease  to revenue in the period  incurred.
Billback  discounts  for the three  months  ended  March 31,  2004 and 2003 were
$27,339 and $13,360,  respectively.  Promotional allowances for the three months ended March 31, 2004 and 2003 were $94,904 and $163,009, respectively.

Note 2 - Long-Term Debt
-----------------------

In March 2004,  the  Company  obtained a  $5,000,000  senior  revolving  line of credit.  The  revolving  line of credit  matures  December  31, 2006 and accrues interest  at the bank's  base rate plus  1.5%,  or 5.5% at March 31,  2004.  The borrowing  base is  limited  to the sum of 70% of the  value  of the  production plant, 75% of eligible accounts  receivable and 50% of finished goods inventory.
The facility  calls for an unused  revolver  commitment fee of .5% which is paid quarterly  in an  amount  equal  to the  average  daily  unused  portion  of the revolving credit facility times .5%. The facility is secured by a first mortgage on the production  facility.  The facility is also secured by substantially  all assets of the Company,  including  accounts  receivable  and  inventory,  and an assignment of the co-packing  agreement with its supplier.  The facility is also subject to certain restrictive covenants.

In March  2004,  the  Company  used  proceeds  from this  revolver to retire all existing  outstanding  debt including the notes payable to individuals  and note payable to stockholder in Note 3. In addition,  the Company retired the existing first  mortgage note payable to a bank using IPO  proceeds,  as set forth in the final prospectus dated October 29, 2003.

Long-term debt consists of the following at:
                                                      March 31,     December 31,
                                                        2004            2003
                                                    ------------   -------------

Revolving line of credit payable to bank.           $  2,052,698              -

Mortgage payable to a bank.  Paid in full
 during 2004.                                                 -     $  3,503,454

Notes payable to two individuals.  Paid
 in full during 2004.                                         -          335,250

Notes payable to various individuals.
 Paid in full during 2004.                                    -          415,000
                                                    ------------    ------------
                                                       2,052,698       4,253,704
                                                    ------------    ------------
      Less current portion                                    -         (750,250)
                                                    ------------    -------------
                                                   $   2,052,698   $   3,503,454
                                                   =============   =============

Note 3 - Note Payable - Stockholder
-----------------------------------

The Company had previously entered into a note with the controlling  stockholder of the Company with interest at 12%. The note matured February 2004. The balance at  December  31, 2003 was  $908,900.  There was  $106,260  of accrued  interest outstanding  on this note as of December  31, 2003.  In March 2004,  the Company repaid the  stockholder  all  outstanding  principal  of  $908,900  and  accrued interest of $129,866 through proceeds from a new senior revolving line of credit described in Note 2.

Note 4 - Commitments and Contingencies
--------------------------------------

Building and Equipment Lease
----------------------------

In January 2001,  the Company  entered into a lease  agreement with an unrelated party to lease the Company's  building and  equipment.  The  unrelated  party is
using  the  building  and  equipment  to  perform   co-packing  and  warehousing
operations for both the Company and other non-related entities.  Under the terms of the lease,  the  Company  is to receive  monthly  payments  of  approximately
$53,000, which includes utilities,  maintenance,  and repairs. The lease expires in January  2006 but has an option to extend up to an  additional  5 years.  The
Company  received  $158,581 in lease payments for each of the three months ended
March 31,  2004 and 2003.  See Note 6 below  concerning  the  unrelated  party's failure to pay rent as due in April and May 2004.

Included in the lease is a provision requiring  additional payments based on the profitability,  as defined in the agreement, of the unrelated party's co-packing and warehousing operations.  As of December 31, 2003, the Company had recorded a note receivable of $170,000 for such additional payments to be received from the lessee related to the lessee's fiscal year ended June 30, 2003. As stated in the
Company's registration statement dated October 29, 2003, this additional payment is due to the major  stockholder,  as such income was earned by Stokes  prior to
the  Company's  acquisition  thereof.   Accordingly,  a  payable  to  the  major
stockholder  of $170,000 was also  recorded at December 31, 2003. In March 2004, the Company  assigned  this note  receivable  to the major  stockholder  in full satisfaction of the $170,000  liability to the stockholder.  For the period from
July 1, 2003 through March 31, 2004, it is estimated that the additional payment based on  profitability  due the Company is not significant and,  therefore,  no amount  is  accrued  as of  March  31,  2004.  See Note 6 below  concerning  the unrelated  party's  failure to pay rent as due in April and May 2004,  which may also impact any future additional payments based on the lessee's  profitability, as defined.

Co-Pack and Warehousing Agreement
---------------------------------

In  conjunction  with the above  lease,  the Company  entered into a Co-Pack and
Warehousing  Agreement  with the same  unrelated  party.  Under the terms of the agreement, the unrelated party will produce, package, and warehouse the products the Company sells and  distributes.  As part of the agreement,  the Company must purchase  585,053  12-pack  (15 oz.)  equivalent  cases of product  during  each contract year or pay a shortage fee of $.80 for every 12-pack (15 oz) equivalent case short.  The Company  expects to meet the minimum case  requirement in 2004, but paid a shortage  fee of $16,841 in 2003.  The Company  must also pay a $.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company's  shipping  schedule.  The agreement expires in January
2008, but may be renewed for one additional year without notice by either party.

Dependency on Supplier
----------------------

As discussed above, one supplier  manufactures  all the Company's  products.  If there were to be an  interruption in the delivery of products from the supplier, the Company would suffer a significant  disruption  to its  operations  that may have a material effect on its financial condition and results of operations. See the information in Note 6 below concerning the supplier's failure to pay rent as due to us in April and May 2004 and what we believe to be a possible  risk of an interruption in production operations.

Purchase Commitments
--------------------

The Company had  outstanding  commitments for inventory as of March 31, 2004 and
December 31, 2003 of $641,500 and $926,849, respectively.

Contract Amendment
------------------

The Company and its supplier  amended  certain  terms of the existing  Lease and
Lease Override Agreements in March 2004. As part of this amendment,  the Company agreed to receive  payment due from its  supplier  for  additional  amounts owed based on profitability of the supplier for the twelve months ended June 30, 2003 in the form of a $170,000 note receivable.  The note receivable matures November
1, 2004,  but may be  extended to April 30,  2006,  based upon  certain  events.
Interest does not begin accruing  until certain events occur,  after which point the note will accrue interest at 7% payable quarterly. This note was assigned to the major stockholder in full satisfaction of the related $170,000  liability to the stockholder. The parties will continue to renegotiate certain other terms of their  agreements.  The effect,  if any,  of these  future  negotiations  on the existing  Lease and Co-Pack and  Warehousing  Agreement  cannot be determined at this time.

Note 5 - Related Party Transactions
-----------------------------------

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

The  Company  made a  partial  payment  of  $175,000  to the  major  stockholder associated  with this related party payable  during the three months ended March
31, 2004. In addition,  the Company assigned the note receivable of $170,000 due from its supplier to the major  stockholder  during the three months ended March
31, 2004.

Note 6 - Subsequent Events
--------------------------

The Company's principal  supplier,  an unrelated party, has not paid the Company rent when due for use of the  Company's  building and equipment for April or May
2004. Subsequently,  the Company was advised by the supplier that it is not in a financial  position  to pay its rental  obligations,  and that it is in informal discussions with certain  creditors  concerning its financial  obligations.  The
Company is unable to predict  what will  result  from such  discussions.  If the
Company  does  not  receive  rent for a  prolonged  period  or if the  principal supplier's  discussions  with  certain  of  its  creditors  do not  address  the supplier's financial obligations in a manner that is satisfactory, any resulting events could  materially  adversely impact the Company's  production,  financial condition and operating results.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the consolidated  financial  statements of Centennial and the notes thereto included elsewhere in this report on Form 10-QSB.  Some of the  information  contained in this  discussion  and  analysis  or set forth  elsewhere  in this  Form  10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties.

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

CONSOLIDATED RESULTS OF OPERATIONS

The  following  table sets forth,  for the three months ended March 31, 2004 and
2003, the percentage of net sales represented by the specified items included in our  consolidated  statements of  operations.  We have included this  comparison because we believe it  provides  a more  meaningful  basis for  period-to-period comparisons.  This  financial  data should not be viewed as a substitute for our historical  consolidated  results of operations  determined  in accordance  with generally accepted  accounting  principles and does not purport to be indicative of future results of operations.

                                      Consolidated
                              Three Months Ended March 31,
                              -----------------------------
                                  2004            2003
                              ------------     ------------
Net sales                            100.0%          100.0%

Cost of goods sold                    66.2            62.4
Gross profit                          33.8            37.6
Selling, general and
  administrative expenses             51.2            32.3
Income (loss) from
  operations                         (17.4)            5.3
Total other income                     4.1             2.6
Income tax benefit (expense)           4.9            (2.9)
                              ------------     ------------
Net income (loss)                     (8.4)%           5.0%
                              ------------     ------------

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

Our net sales are  comprised of gross sales reduced by  promotional  allowances, billback  discounts,  cash discounts and slotting fees. The following table sets forth these components to provide a more thorough understanding of net sales.

                                               For the three months ended
                                                 March 31,    March 31,
                                               ------------- -------------
                                                    2004         2003
                                                 -----------  ------------

            Sales - Stokes                       $   899,089    $  842,197
            Sales - Ellis                            400,501       523,905
            Sales - Green's Farm (1)                      -         30,461
                                                 -----------  ------------
                   Gross sales                     1,259,590     1,396,563
            Less:  Promotional allowances,
               billback discounts and cash
               discounts                             141,200       196,839
                                                 -----------  ------------
                   Net sales before slotting
                   fees                            1,158,390     1,199,724
            Less:  Slotting fees                      30,907         3,662
                                                 -----------  ------------

                   Net sales                      $1,127,483   $ 1,196,062
                                                 ===========   ===========

(1)  Discontinued product line in 2003.

Our gross sales decreased by $.1 million,  or 9.8%, to $1.3 million in the three months  ended March 31, 2004 from $1.4  million in the three  months ended March
31, 2003,  primarily  as a result of  decreased  sales of Ellis and Green's Farm brands. These brands are low profit,  de-emphasized products, many of which have been  discontinued.  Sales of our Stokes brand  increased $.1 million,  or 6.8%, over the same period in the prior year.  We sold 70,552  cases of product in the three months ended March 31, 2004 compared to 76,005 cases in the same period in
2003.  Average net sales price before  slotting for the three months ended March
31, 2004  increased  approximately  $0.64 per case over the same period in 2003.
This is further indicative of our sales focus on higher margin products. We plan to increase our sales  materially in the remainder of fiscal 2004 as we continue to  implement  our  strategic  plan to grow our  market  presence  and enter new markets with our higher  margin  products  utilizing the proceeds of the IPO and funds available under our revolving line of credit.

Promotional  allowances,  billback  discounts and cash  discounts  decreased $.1 million,  or 28.3%,  over the same period in the prior year. This is a result of our focus on our higher profit products which we are not required to discount as deeply as our low profit products.

In the three months ended March 31, 2004,  we paid  slotting  fees totaling $.03 million to get shelf space in grocery  stores in new  markets  compared to $.004 million in the same period in 2003.  We did not  actively  pursue  slotting  new items in 2003  prior  to our  public  offering  due to our  focus on  developing consumer  and brand  programs.  We are spending a portion of the proceeds of the
IPO on payment of  slotting  fees to obtain  shelf space in grocery  stores.  We anticipate  slotting  fees will  increase  materially  throughout  2004 and 2005 fiscal years from  pre-existing  levels as management  actively pursues slotting opportunities with grocery retailers.

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

Cost of goods sold

Cost of goods sold  remained  constant at $.7 million for the three months ended
March 31, 2004 and 2003.  As a percentage  of net sales,  our cost of goods sold increased  to 66.2% in the three  months  ended March 31, 2004 from 62.4% in the same period in 2003. This increase is primarily  attributable to price increases implemented  by our supplier  during the first quarter of 2004 which averaged 6%
on an overall basis. This increase was partially offset by an emphasis on higher profit,  key products being sold which directly  reduces cost of goods sold as a percentage  of net sales.  Our cost of goods sold will  increase  on an absolute basis in future  periods as we increase  sales  through  our planned  expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $.2 million, or 49.6%, to
$.6  million for the three  months  ended March 31, 2004 from $.4 million in the same period in 2003. This increase was partially attributable to advertising and consumer  marketing spending of $.07 million in 2004 associated with our planned expansion into new markets.  In addition,  payroll related costs increased as we staffed up in connection with our IPO and subsequent  expansion  plan.  Further, accounting  and  legal  fees  increased  as a result  of our  having to meet SEC reporting requirements.  We expect selling,  general and administrative expenses will  continue to  increase  throughout  fiscal  2004 in absolute  amounts as we implement our expanded marketing program.

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

Income (loss) from operations

Income (loss) from  operations  decreased $.3 million or 408.0%,  to $.2 million loss for the three months  ended March 31, 2004 from $.1 million  income for the same period in 2003. This decrease is primarily due to reduced gross profit as a
result  of  increased   product  costs  and  increased   selling,   general  and
administrative  expenses.  We expect  income from  operations  will  increase in future periods to the extent we are successful  with our expansion  strategy and in  controlling  the rate of  increase in  selling,  general and  administrative expenses.

Other income and  (expenses)

Other income  consists  primarily of rental income for the production  plant and associated  equipment and remained  constant at $.2 million for the three months ended March 31, 2004 and 2003. We do not control  Hoopeston and can not forecast annual receipt of override payments with any certainty. See the discussion below for information concerning  Hoopeston's  non-payment of rent to us for April and
May 2004.

Other expenses are comprised entirely of interest expense and decreased slightly compared to the same period in the previous  year. We anticipate  our annualized interest expense will decrease by approximately $.3 million per year as a result of retiring the mortgage on our production plant using IPO proceeds and repaying loans from our primary  stockholder and the other individual lenders using funds available under our revolving line of credit we obtained in March 2004.

Income tax expense

We have included  proforma income tax  adjustments  computed using the statutory rates in effect for the three  months ended March 31, 2003 which  represent  the federal and state tax  provisions  that would have been required had the Company been taxed as a  C-corporation  during that  period.  The decrease in income tax expense of $.1 million,  or 257.14%,  is directly  attributable  to lower income before taxes..

Net income (loss)

Net income  decreased $.2 million to $.1 million loss for the three months ended
March 31, 2004  compared to the same period in 2003.  The decrease in net income is primarily  attributable  to decreased  gross  profit and  increased  selling, general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

The following data summarizes our contractual  obligations and commitments as of
March 31, 2004:

                                    Payments due by periods
               ---------------------------------------------------------------------
                             Within                                       After
               Total         1 Year       2-3 Years      4-5 Years       5 Years
               -------     ---------      ---------      ---------      ---------
                                        (In thousands)
Contractual
obligations:
Long-term
  debt         $ 2,053      $    --       $  2,053       $     --        $     --

Purchase
obligations        641           641           --              --              --

Production
  obligations    2,266           394           936             936             --

 Total
 contractul
 cash
 obligations   $ 4,960         1,035      $  2,989       $     936      $      --
               -------     ---------      ---------      ---------      ---------

Long-term  debt:  Long-term  debt at March 31, 2004 consisted of $2.1 million in drawdowns under our senior revolving line of credit obtained in March 2004 which matures  December  31,  2006.  We  intend to use this line of credit to fund our working capital requirements as required.

Purchase  obligations:  Purchase  obligations above represent costs of inventory items we have requested and  authorized  Hoopeston to produce for us as of March
31, 2004 which have not been billed to us by Hoopeston. The product has not been billed to us because  Hoopeston has either not yet produced the inventory or, if product has been  produced,  it has not been released from the 10 day production hold.

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

We do not currently anticipate any significant capital expenditure  requirements during the next twelve months.

Sources and Uses of Cash

Our  principal  sources of  liquidity  as of March 31,  2004  consisted  of $1.1 million in cash and cash equivalents and $2.9 million available under our senior revolving line of credit.  We generate cash primarily  through product sales. We require capital to finance inventory and accounts receivable,  pay slotting fees to grocery chain  retailers,  pay operating  costs, pay interest on our existing debt obligations and pay dividends on our preferred stock.

Operating:  Cash used by  operating  activities  was $1.7  million for the three months ended March 31, 2004,  consisting  primarily of build-up of inventory for our  anticipated  expansion,  payment of aged  accounts  payable to Hoopeston in order to avoid finance  charges,  payment of accrued interest on shareholder and other  individual  lenders  notes and partial  payment of related  party payable outstanding during the quarter.

Financing:  Cash used by  financing  activities  was $3.3  million for the three months  ended  March 31,  2004 and is  comprised  of  payoff of all  outstanding long-term debt using proceeds from the IPO and revolving line of credit.

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

Borrowings under this facility bear interest,  payable monthly, at the base rate plus 1.5%,  however,  the rate will  never be lower than 5.5% per annum.  At the time of closing the senior credit  facility,  the interest rate was 5.5%.  Under the terms of the  revolver,  we can borrow up to the sum of 70% of the appraised value  of the  production  facility  owned  by  us,  75%  of  eligible  accounts receivable and 50% of finished goods  inventory.  The facility also calls for an unused revolver commitment fee of .5% which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times .5%.

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

Debt Instruments, Guarantees and Related Covenants

Except as otherwise  described in this Form 10-QSB, we have no debt instruments, guarantees or related covenants.

Cash Management

We believe that cash on hand,  availability  under our senior  revolving line of credit  and  cash  flow  from  operations  will be  adequate  for us to meet our anticipated  working capital  requirements for at least 12 months.  Although the line of credit adds to our financial  flexibility,  we do not anticipate that we will need to utilize the full amount  available  to meet our cash needs over the next 12 months.  The interest rate on the revolving  line of credit is currently
5.5% and that rate is  considerably  below the 12% rate we were  charged  by our major  stockholder  and  the  10% to 12%  rates  we were  charged  by the  other individual  lenders  before we repaid  these  loans from the  revolving  line of credit in March  2004.  These  payoffs  will result in net  annualized  interest expense  savings of $.3 million for future  periods  assuming the debt level and interest rate remain constant, which may not be the case.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company were prepared in conformity with accounting  principles generally accepted in the United States.  Certain of our accounting policies, including the estimated lives of our depreciable assets and the  evaluation  of assets for  impairment,  require that  management  apply significant  judgment  in  defining  the  appropriate  assumptions  integral  to financial  estimates.  Judgments  are based on historical  experience,  terms of existing  arrangements,  industry trends and information  available from outside sources, as appropriate.  However, by their nature,  judgments are subject to an inherent degree of uncertainty and, therefore,  actual results could differ from our  estimates.  As of and for the three  months  ended March 31, 2004 and 2003, management  does not  believe  there are any highly  uncertain  matters or other underlying  assumptions  that  would  have a  material  effect on the  financial position or results of operations of  Centennial if actual  results  differ from our estimates.  We believe the following critical accounting policies affect our more  significant  judgments  and  estimates  used  in  the  preparation  of our consolidated financial statements.

Revenue recognition

We generate  revenues from sales of our products to grocery chains,  superstores and club stores,  as well as wholesalers  that sell in turn to these  customers.
Sales represent gross revenues less estimated returns. Revenues from the sale of our products to our  customers are  recognized  at the time of shipment.  When a food broker assists in the sale of products to grocery chains,  superstores,  or club  stores,  the food broker does not take title to our  products and shipment takes place only as directed by the customer. Wholesalers take title to products they  purchase  and  direct  us  when  to  make  shipment.  Most  retailers  and wholesalers  have the right to return  products to us that are  damaged,  beyond their shelf life or are discontinued.  Such returns were  approximately  1.2% of net  sales for the  three  months  ended  March  31,  2004 and 2003.  Management monitors  returns on a regular basis and as we implement our sales  initiatives, we may increase our  estimates for damaged,  expired shelf life or  discontinued
products subject to return.  Although we have legal rights to deny our retailers the right to return products that are salable, as a practical matter we could be forced to accept returns from  retailers that insisted on returning  products to
us.

We have the right to return any spoiled or  contaminated  products to  Hoopeston for credit. These returns have been immaterial in the past.

Food manufacturers,  including us, have historically paid promotional allowances and offered  "billback"  discounts to food service  companies  and  wholesalers.
Billback  discounts are generally offered for monthly or quarterly  purchases of food or beverage products reaching  predetermined  volumes. These allowances and discounts may be permissible if in writing and so long as the food  manufacturer does not engage in  discriminatory  or unfair pricing in violation of applicable antitrust  law.  The  SEC  has  announced  formal  investigations  and  informal inquiries of accounting practices at several national food service companies and wholesalers that are centered on the payment of, and accounting  treatment given to, promotional allowances and billback discounts. We estimate that less than 5%
of our sales for the three  months  ended March 31, 2004 were  accounted  for by shipments  to food  service  companies.  Shipments  to  wholesalers  account for approximately  20% of our sales.  We are not currently  aware of any  regulatory inquiry involving promotional  allowances or billback discounts offered by us to our  limited  base of food  service  customers  or  wholesalers  and we  believe promotional allowances and billback discounts we have paid in the past conformed to  applicable  law. We have paid  promotional  allowances,  as well as slotting allowances to secure shelf space in grocery  stores,  and have offered  billback discounts  to  customers  in the past.  We expect to offer such  allowances  and discounts in the future to customers that  customarily  seek such allowances and discounts,  in a manner  consistent  with  applicable  antitrust and other laws.
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
Slotting fees that were netted totaled  approximately $.03 million for the three months ended March 31, 2004 and were  negligible for the same period in 2003. We expect these fees to increase materially throughout the remainder of fiscal 2004 as we implement our planned sales efforts.

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

Accounts Receivable

We assess the  recoverability  of trade accounts  receivable  based on estimated losses resulting from the inability of customers to make required payments.  Our estimates are based on the aging of accounts  receivable balances and historical write-off experience, net of recoveries. We review trade accounts receivable for
recoverability   regularly  and  whenever  events  or  circumstances,   such  as
deterioration in the financial condition of a customer, indicate that additional allowances might be required. We have historically not had to write-off material accounts receivable, although this is subject to change.

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

Long-Lived Assets

The Company  depreciates  long-lived  assets  principally  by the  straight-line method over the  estimated  useful  lives of these  assets.  Estimates of useful lives are based on the nature of the underlying  assets as well as the Company's experience with similar assets. Estimates of useful lives can differ from actual useful  lives  due  to the  inherent  uncertainty  in  making  these  estimates, particularly  in the  Company's  significant  long-lived  assets  such  as  land improvements,  buildings and equipment.  Factors such as the conditions in which the assets are used,  availability of capital to replace assets and frequency of maintenance can influence the useful lives of these assets. The Company incurred depreciation  expense of  approximately  $.05 million for the three months ended
March 31, 2004 and 2003.

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

Accounting for Goodwill and Other Intangible Assets

In June  2001,  the  Financial  Accounting  Standards  Board,  or  FASB,  issued
Statement of Financial  Accounting Standards No. 142, or SFAS No. 142, "Goodwill
and  Other  Intangible   Assets."  This   pronouncement   continues  to  require
recognition  of  goodwill  and  other  unidentifiable   intangible  assets  with
indeterminate  lives as long-term assets,  but requires such assets to be tested for impairment  using a fair  value-based  approach.  Our ownership  interest in
Stokes  Ellis Foods has been  reflected  at the cost basis of Stokes Ellis Foods which included goodwill,  and does not reflect any adjustment to record the fair value of the assets. We are obligated to evaluate the carrying value of goodwill for impairment in future periods in accordance with SFAS No. 142. The assessment of  impairment  is based on the  estimated  undiscounted  future cash flows from operating  activities  compared  with the carrying  value of the assets.  If the undiscounted  future cash flows are less than the carrying  value,  a write-down will be recorded,  measured by the amount of the difference between the carrying value and the fair  value of the  asset.  We have  determined  that there was no impairment necessary as of March 31, 2004.

Accruals for estimated liabilities

Accruals for estimated  liabilities resulting from the normal course of business will be recorded in the period in which the  liability  arises.  The adequacy of these accruals will be evaluated  periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations.

Research and development

Research and development expenses include costs associated with the formulation, development,  and  testing  of our  Stokes  and  Ellis  products.  Research  and development costs are expensed as incurred and included in selling,  general and administrative  expenses.  New  product  development  costs were $0 in the three months ended March 31, 2004.

Income taxes

Stokes  Ellis  Foods and  Centennial  previously  elected  for federal and state income tax purposes to be treated as S corporations  under the Internal  Revenue
Code and  comparable  state tax  laws.  The  completion  of the IPO  caused  the automatic conversion of Centennial from an S corporation to a C corporation. Any
S corporation income tax benefits of Stokes Ellis Foods, Inc. will accrue to the pre-IPO stockholders and do not belong to us.

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

Because  delivery costs are a significant  expense to us,  fluctuations  in fuel prices may materially impact our business. Diesel fuel costs have recently risen to historic  highs,  and supply and demand  imbalances  appear to exist that may support continued high diesel fuel costs. If diesel fuel costs remain at current high levels or continue to rise, common carriers used by us will likely increase freight  rates or impose fuel  surcharges,  either of which would  increase  our delivery  costs,  perhaps  substantially.  As a  practical  matter,  it  may  be difficult or impossible for us to recover these costs through price increases or surcharges passed along to our customers.

Increases in prices of raw materials and energy,  including  commodities such as steel and energy  sources  such as natural  gas, are expected to impact costs of raw materials for our industry.  We were recently  notified that Hoopeston's can supplier  has  implemented  a 6% increase  for cans that it ships to  Hoopeston, which Hoopeston expects to pass on to us. Additionally, as our co-pack agreement with Hoopeston is a "cost plus"  contract,  increases in natural gas prices will impact the production  costs that we must pay to Hoopeston.  We anticipate  that our production and manufacturing costs, as well as those paid by other companies in our industry,  will be increasing  through 2004 due to these factors.  To the extent  produce  growers are also able to pass on  increases in cost of growing, harvesting and delivering  produce used in our products,  our raw material costs and the raw material  costs paid by our  competitors  may also  increase.  If we cannot raise product  prices to our  customers in amounts  sufficient to recover these increased  costs,  our margins and results of operations may be materially adversely  impacted.  We  cannot  assure  you that we will be able to raise  our prices in amounts sufficient to offset, wholly or partially,  increased costs we incur.

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

OTHER MATTERS

Hoopeston has not paid us rent when due for April and May 2004, and we have been informed that they are in informal discussions with certain creditors concerning their financial  obligations,  that, if not resolved,  may materially  adversely impact  production  of our products or our  financial  condition  and  operating results

Hoopeston  has not paid us rent on our  production  facility and  equipment  for
April and May 2004 and has not indicated when they will make these payments.  We have been  advised by  Hoopeston  that it is not in a financial  position to pay these amounts at this time. Hoopeston has voluntarily provided us with selected, unaudited financial  information  concerning their operations which confirms the current state of Hoopeston's  financial condition.  We have also been advised by
Hoopeston  that it is in  informal  discussions  with  certain of its  creditors concerning their financial obligations to those creditors. We are not a party to those  discussions  and therefore  may not know the results of such  discussions until their  results  are  relayed by  Hoopeston.  We cannot  determine  whether
Hoopeston will be successful in these informal discussions and in the event they are  unsuccessful,  what  impact it will have on their  ability to  produce  our products and our financial condition and operating results.

We do not control  Hoopeston or the production  decisions it makes at our plant.
If  Hoopeston  becomes  unable to timely  produce  our  sauces and foods for any reason, or if Hoopeston  determines to cease operations for any reason, we could experience significant disruptions in our operations or in our ability to supply our customers with products.  In addition, we could also be materially adversely impacted by  Hoopeston's  inability to pay future  monthly  rents or  additional payments  based on  profitability,  as  define.  However,  we are  working  with
Hoopeston to address these problems and are actively  taking steps to attempt to reduce these risks in the event they are realized. Nonetheless, we cannot assure you that these steps, if fully  implemented,  will be sufficient to assure us of having sufficient  products available to supply our customers until such time as we were able to locate a new source of supply.  Any  sustained  interruption  in production of our products for any reason, or in Hoopeston's  ability to produce our products, could materially injure our business.

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

In the three months ended March 31, 2004,  we derived  approximately  64% of our sales from four customers, Kroger, Safeway,  Wal-Mart/Sam's Club and Albertson's
which is down from 67% in fiscal  2003.  We expect that each of these  customers will  account for in excess of 10% of our sales  during the year ended  December
31, 2004. The loss of any of these customers  would have a significant  negative impact on our business and results of operations.

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

Related Party Transactions

During 2003, we received  advances from our major stockholder that totaled $.035 million.  We used  proceeds  of  these  advances  to fund  our  working  capital requirements  since we had no senior  revolving credit facility at that time. In
March 2004, we repaid the advances  from our major  stockholder  using  proceeds from the senior  revolving line of credit.  These advances were not repaid using proceeds of the IPO.

                                     FORWARD-LOOKING STATEMENTS

Certain  statements  included  in  "Management's   Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations,"   including  "  -  Critical
Accounting  Policies  and  Estimates,"  " - Results of  Operations,"  " - Recent
Accounting Pronouncements," and "Liquidity and Capital Resources," and elsewhere in this  report  are  "forward-looking  statements"  within  the  meaning of the
Securities  Act of 1933 and the  Securities  Exchange Act of 1934, as amended by the  Private  Securities  Litigation  Reform  Act of 1995  (the  "Reform  Act").
Forward-looking  statements  include  Centennial's  expectations with respect to industry growth trends,  effect of changes in the retail grocery industry on our sales,  use of  estimates  for revenue  recognition,  other  estimates  used for accounting purposes,  corporate cost structure,  our entry into new markets, our ability to obtain new grocery, superstore and club store customers and expanding our sales to existing  and new  customers,  our ability to secure and keep shelf space  allocated  to our  products,  the  impact of  operational  and  financial difficulties  experienced  by  Hoopeston  and related  increases in our costs of production,  effect of adoption  of recent  accounting  pronouncements,  overall operating results and the availability of capital.

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

Although we believe  that the  statements  we have made are based on  reasonable assumptions, they are based on current information and beliefs and, accordingly,
Centennial  can give no assurance  that its  expectations  will be achieved.  In addition,  these  statements  are  subject to factors  that could  cause  actual results  to  differ  materially  from  those  suggested  by the  forward-looking statements.  These factors include,  but are not limited to, factors  identified below under the  caption  "Factors  That May Affect  Future  Operating  Results,
Financial  Condition  or  Business" in our Form 10-KSB on file with the SEC, and the  factors  described  in this Form  10-QSB.  All  forward-looking  statements attributable  to us are expressly  qualified by the  cautionary  statements  set forth in such  factors.  We  caution  you not to  place  undue  reliance  on our forward-looking  statements.  Except as  required  by law,  we do not  intend to update  or  revise  any of  our  forward-looking  statements  to  conform  these statements to actual results.

Item 3.  Controls and Procedures

We maintain  disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange  Commission under the Securities  Exchange Act of
1934, as amended,  is recorded,  processed,  summarized and reported  within the time periods specified by the Commission's rules and forms, and that information is  accumulated  and  communicated  to our  management,  including our principal executive  officer  and  principal  financial  officer  (who we refer to in this periodic  report as our  Certifying  Officers),  as  appropriate to allow timely decisions  regarding required  disclosure.  Our management  evaluated,  with the participation of our Certifying  Officers,  the  effectiveness of our disclosure controls and procedures as of March 31, 2004,  pursuant to Rule 13a-15(b)  under the Exchange Act. Based upon that evaluation,  our Certifying Officers concluded that,  as of March  31,  2004,  our  disclosure  controls  and  procedures  were effective.

There were no changes in our internal  control  over  financial  reporting  that occurred during our quarter ended March 31, 2004 that have materially  affected, or are  reasonably  likely to  materially  affect,  our  internal  control  over financial reporting.

In  connection  with the review of the three months ended March 31, 2004,  there were  no  "Reportable  Events"  within  the  meaning  of  Item  304(a)(1)(v)  of
Regulation S-K.

PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

      None

Item 2.  Changes in Securities
------------------------------

      None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

      None

Item 4.  Submission of Matters to a Vote of the Security Holders
----------------------------------------------------------------

      None

Item 5.  Other Information
--------------------------

      None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(b) Reports on Form 8-K

      (1)   Current report on Form 8-K,  announcing  that recent movement in our stock price was not caused by the existence of material  non-public  information  and updating the previously  announced  information  concerning the grocery workers' strike in Southern
      California.

                                         SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTENNIAL SPECIALTY FOODS CORPORATION

May 17, 2004                     By:/s/  JEFFREY R. NIEDER
                                    Jeffrey R. Nieder,
                                    Chief Executive Officer

                                 CENTENNIAL SPECIALTY FOODS CORPORATION

May 17, 2004                     By:/s/  DOUGLAS L. EVANS
                                    Douglas L. Evans,
                                    Chief Financial Officer