Form 10QSB
period 2004-06-30
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-08-16
CIK 1227167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2004

Commission File Number: 001-31816

Centennial Specialty Foods Corporation

(Exact name of registrant as specified in its charter as amended)

Delaware	55-0825751

(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

10700 E. Geddes Ave. #170
Centennial, Colorado	80112

(Address of principal executive offices)	(Zip Code)

(303) 292-4018

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No [   ]

Number shares of common stock outstanding at the latest practicable date: July 31, 2004: 5,050,000.

INDEX

Page
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	1
Consolidated Unaudited Statements of Operations For the Three Months Ended June 30, 2004 and June 30, 2003 and the Six Months Ended June 30, 2004 and June 30, 2003	2
Consolidated Unaudited Statements of Cash Flows For the Six Months Ended June 30, 2004 and June 30, 2003	3
Notes to Consolidated Unaudited Financial Statements	4
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3 – Controls and Procedures	24
Part II - Other Information	24
Signature Page	28
Exhibits
Loan & Security Agreement
2004 Stock Incentive Plan
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certifications
Section 1350 Certifications

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$286,123	$6,076,479
Accounts receivable, net of allowance for doubtful accounts of $25,483 and $25,483, respectively	376,036	303,848
Other receivable	57,497	—
Inventory, net	1,759,651	1,043,540
Prepaid expenses	106,490	186,086

Total current assets	2,585,797	7,609,953

Non-current assets
Property, plant and equipment, net	6,020,536	6,112,215
Goodwill, net	1,634,079	1,634,079
Other assets	70,610	70,000
Other long-term receivable	—	170,000

Total non-current assets	7,725,225	7,986,294

Total assets	$10,311,022	$15,596,247

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$273,904	$1,022,268
Accrued liabilities	603,102	578,134
Accrued dividends payable	—	172,603
Related party payable	—	365,394
Current portion of long-term debt	—	750,250
Note payable – stockholder	—	908,900

Total current liabilities	877,006	3,797,549

Long-term debt	2,084,750	3,503,454
Deferred tax liability	273,150	530,662

Total long-term liabilities	2,357,900	4,034,116

Total liabilities	3,234,906	7,831,665

Commitments and contingencies
Stockholders’ equity
Preferred stock (liquidation preference $10,250,000), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5 stated value, 10% dividend	2,334,785	2,334,785
Common stock, $0.0001 par value, 47,000,000 shares authorized, 5,050,000 shares issued and outstanding	505	505
Additional paid-in capital	5,794,036	5,794,036
Accumulated deficit	(1,053,210)	(364,744)

Total stockholders’ equity	7,076,116	7,764,582

Total liabilities and stockholders’ equity	$10,311,022	$15,596,247

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$947,064	$1,218,154	$2,074,547	$2,414,216
Cost of goods sold	873,715	796,775	1,619,890	1,542,844

Gross profit	73,349	421,379	454,657	871,372
Selling, general and administrative expenses	735,010	427,228	1,312,698	813,458

Income (loss) from operations	(661,661)	(5,849)	(858,041)	57,914

Other income (expense)
Interest expense	(31,223)	(129,302)	(143,228)	(256,315)
Rent income	146,710	158,581	305,291	317,162

Total other income	115,487	29,279	162,063	60,847

Income (loss) before income taxes	(546,174)	23,430	(695,978)	118,761

Income tax benefit – deferred	202,084	—	257,512	—
Income tax expense – pro forma	—	(8,628)	—	(43,900)

Total income tax benefit (expense)	202,084	(8,628)	257,512	(43,900)

Net income (loss)	$(344,090)	$14,802	$(438,466)	$74,861

Net income (loss) before preferred stock dividends	$(344,090)	$14,802	$(438,466)	$74,861
Preferred stock dividends — paid	—	—	(250,000)	—
Preferred stock dividends - arrears	(250,000)	—	(250,000)	—

Total preferred stock dividends	(250,000)	—	(500,000)	—

Net income (loss) available to common shareholders	$(594,090)	$14,802	$(938,466)	$74,861

Basic and diluted net income (loss) per common share	$(0.12)	$0.00	$(0.19)	$0.02

Basic and diluted weighted average common shares outstanding	5,050,000	3,500,000	5,050,000	3,500,000

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(438,466)	$118,761

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	116,960	117,919
Deferred income taxes	(257,512)	—
Changes in assets and liabilities
Accounts and other receivables	(129,685)	174,356
Inventory	(716,111)	(69,567)
Prepaid expenses	79,596	(185,824)
Accounts payable – trade	(748,364)	5,297
Accrued liabilities	24,968	(154,503)
Related party payable	(195,394)	—

	(1,825,542)	(112,322)

Net cash provided (used) by operating activities	(2,264,008)	6,439

Cash flows from investing activities
Purchase of property, plant and equipment	(18,220)	(32,200)

Net cash used in investing activities	(18,220)	(32,200)

Cash flows from financing activities
Net proceeds from revolving line of credit	2,084,750	—
Payments on long-term debt	(4,253,704)	(55,897)
Payments on note payable — stockholder	(908,900)	—
Payment of financing costs	(7,671)	—
Payment of preferred stock dividends	(422,603)	—

Net cash used by financing activities	(3,508,128)	(55,897)

Net decrease in cash	(5,790,356)	(81,658)
Cash and cash equivalents — beginning of period	6,076,479	379,545

Cash and cash equivalents — end of period	$286,123	$297,887

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$283,175	$262,284

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Assignment of note receivable to major stockholder in satisfaction of related party payable	$170,000	$—

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Notes to Unaudited Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Centennial Specialty Foods Corporation (Centennial) is a holding company that was formed under Delaware law in February 2003 for the purpose of acquiring Stokes Ellis Foods, Inc. and its wholly owned subsidiary Stokes Canning Company (collectively Stokes). Effective October 29, 2003, Centennial acquired Stokes concurrent with its initial public offering. From inception through October 29, 2003, Centennial’s activities consisted of planning its initial public offering as well as developing plans for operations subsequent to the public offering. The only sources of capital for Centennial were advances made by Stokes and proceeds from the public offering.

Stokes Ellis Foods, Inc. was a holding company formed under Delaware law in August 1998 for the purpose of acquiring Stokes Canning Company. Stokes Ellis Foods, Inc. was formerly known as Lewis Foods, Inc. until it changed its name in May 2003.

Stokes Canning Company was formed in 1974 under Colorado law. It markets, sells and distributes branded ethnic Southwestern canned sauces and food products in the Mexican food segment of the domestic food industry. The products are sold through superstores, club stores and grocery retailers throughout Colorado, Arizona, California and a small number of major metropolitan markets in adjoining states. Centennial’s operations are conducted from its facilities located in Centennial, Colorado.

          Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centennial Specialty Foods Corporation, Stokes Ellis Foods, Inc. and subsidiary, Stokes Canning Company (collectively the Company). All intercompany accounts and transactions have been eliminated in consolidation.

The purchase of Stokes has been accounted for as a reorganization of companies under common control in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, in a manner similar to reverse acquisition accounting. After completion of the public offering and issuance of preferred stock, the former sole stockholder of Stokes has voting control of approximately 58.2% of the outstanding capital stock of Centennial. For this reason, Stokes Ellis Foods and Centennial are treated as being under common control for financial statement reporting purposes. Accordingly, no goodwill has been recorded as a result of this business combination. In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been consolidated for the three and six months ended June 30, 2003 under the provisions of FASB Interpretation No. 46.

          Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

          Interim Financial Information

The interim consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Company’s annual Form 10-KSB filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual Form 10-KSB.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes and the reported amounts of net sales and expenses. Actual results could differ from those estimates.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

          Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

The Company had four customers that accounted for 33%, 17%, 12% and 12% of total sales for the three months ended June 30, 2004 and 24%, 16%, 13% and 12% of total sales for the three months ended June 30, 2003. These customers accounted for 41%, 15%, 9% and 12% of total accounts receivable at June 30, 2004.

The Company had four customers that accounted for 28%, 16%, 13% and 13% of total sales for the six months ended June 30, 2004 and three customers that accounted for 44%, 23%, and 20% of total sales for the six months ended June 30, 2003. These customers accounted for 50%, 11%, 0.1% and 8% of total accounts receivable at December 31, 2003.

          Income Taxes

The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts managements believes are more likely than not to be realized in future tax returns. Tax rate changes are reflected in the period such changes are enacted.

Prior to the effective date of the initial public offering, the Company elected to be treated as a subchapter S corporation for income tax purposes. Accordingly, taxable income and losses of the Company prior to the public offering is reported on the income tax returns of the Company’s stockholders. Included in the consolidated statements of operations until the public offering in 2003, are pro forma income tax adjustments computed using the statutory rates in effect, which represent the federal and state tax provisions that would have been required had the Company been taxed as a C-corporation for the entire year. The Company’s effective statutory rate based on pre-tax income on a pro forma basis would have been 37% for the three and six months ended June 30, 2003.

          Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the three months ended June 30, 2004 and 2003 were $124,601 and $13,474, respectively, and for the six months ended June 30, 2004 and 2003 were $175,388 and $44,465, respectively.

          Billback discounts, Promotional allowances, Cash discounts and Slotting fees

The Company offers various discounts and promotional allowances to customers. These amounts are recorded as a decrease to sales in the period incurred. The Company offered billback discounts in expansion markets during the three months ended June 30, 2004. In addition, the Company pays slotting fees to customers to obtain shelf space in retail locations. These one-time fees are non-refundable and are netted against sales in the period incurred. The Company paid significant slotting fees during the three months ended June 30, 2004 to obtain shelf space in expansion markets.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Discounts, promotional allowances and slotting fees are summarized below for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Billback discounts	$60,151	$20,871	$87,491	$34,846
Promotional allowances	128,430	185,361	223,335	348,371
Cash discounts	23,436	21,247	42,391	41,101

Total discounts and allowances	212,017	227,479	353,217	424,318
Slotting Fees	427,380	1,663	458,287	5,325

Total adjustments to gross sales	$639,397	$229,142	$811,504	$429,643

Note 2 - Long-Term Debt

In March 2004, the Company obtained a $5,000,000 senior revolving line of credit. The revolving line of credit matures December 31, 2006 and accrues interest at the bank’s base rate plus 1.5%, or 5.5% at June 30, 2004. The borrowing base is limited to the sum of 70% of the appraised value of the production plant, 75% of eligible accounts receivable and 50% of finished goods inventory. Based upon these allowable percentages, the Company had $2,915,250 in funds available under the revolving line of credit at June 30, 2004. The facility calls for an unused revolver commitment fee of .5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times .5% per annum. The facility is secured by a first mortgage on the production building. The facility is also secured by substantially all assets of the Company, including accounts receivable and inventory, and an assignment of the co-packing agreement with its supplier. The facility is also subject to certain restrictive covenants. In order to maintain compliance with one of these covenants, the Company’s board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004. See further discussion in Note 6.

In March 2004, the Company used proceeds from this revolver to retire the notes payable to individuals and note payable to stockholder discussed in Note 3. In addition, the Company retired the existing first mortgage note payable to a bank using initial public offering proceeds.

Long-term debt consists of the following at:

	June 30, 2004	December 31, 2003
Revolving line of credit payable to bank.	$2,084,750	$—
Mortgage payable to a bank. Paid in full during 2004.	—	3,503,454
Notes payable to two individuals. Paid in full during 2004.	—	335,250
Notes payable to various individuals. Paid in full during 2004.	—	415,000

	2,084,750	4,253,704
Less current portion	—	(750,250)

	$2,084,750	$3,503,454

Note 3 - Note Payable - Stockholder

The Company had previously entered into a note with the majority stockholder of the Company with interest at 12% per annum. The note matured February 2004. The balance at December 31, 2003 was $908,900. There was $106,260 of accrued interest outstanding on this note as of December 31, 2003. In March 2004, the Company repaid

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

the stockholder all outstanding principal of $908,900 and accrued interest of $129,866 through proceeds from a new senior revolving line of credit described in Note 2.

Note 4 — Commitments and Contingencies

          Plant and Equipment Lease

In January 2001, the Company entered into a lease agreement with a lessee, the Company’s sole supplier and unrelated party, to lease the Company’s production plant and equipment. The lessee is using the production plant and equipment to perform co-packing and warehousing operations for both the Company and other non-related entities. Under the terms of the lease, the Company is to receive monthly payments of approximately $53,000, which includes property taxes, maintenance and repairs. The lease expires in January 2006, but the lessee has an option to extend up to an additional 5 years. The Company received $158,581 in lease payments for the three months ended June 30, 2004 and 2003, and $317,162 in lease payments during the six months ended June 30, 2004 and 2003. The lessee did not make lease payments when due during April and May 2004. Beginning in June 2004, the lessee brought all lease payments current.

The Company and the lessee are also parties to a Lease Override Agreement which requires additional payments based on profitability, as defined in the agreement, of the lessee’s co-packing and warehousing operations. As of December 31, 2003, the Company had recorded a note receivable of $170,000 for such additional payments to be received from the lessee related to the lessee’s fiscal year ended June 30, 2003. As stated in the Company’s registration statement dated October 29, 2003, this additional payment is due to the Company’s majority stockholder, as such income was earned by Stokes prior to the Company’s acquisition thereof. Accordingly, a payable to the Company’s majority stockholder of $170,000 was also recorded at December 31, 2003. During the three months ended June 30, 2004, the Company recorded an estimated $57,497 of additional rent income related to its share of the lessee’s operating profits from its co-packing and warehousing operations for the fiscal year ended June 30, 2004.

          Contract Amendments

The Company and its lessee amended certain terms of the existing Lease and Lease Override Agreements in March 2004. As part of these amendments, the Company agreed to receive payment due from its lessee for additional rent owed under the Lease Override Agreement for the twelve months ended June 30, 2003 in the form of a $170,000 note receivable. The note receivable matures November 1, 2004, but may be extended to April 30, 2006. Interest does not begin accruing until certain events occur, after which point the note will accrue interest at 7% per annum payable quarterly. In March 2004, this note was assigned to the Company’s majority stockholder in full satisfaction of the related $170,000 liability to the stockholder.

          Other Matters

In June 2004, the lessee asserted an unquantified claim of misrepresentation by the Company’s outside legal counsel related to the Contract Amendment described above. The Company’s management and its outside legal counsel dispute the claim and believes it is without merit. See Note 7 below for further discussion concerning the lessee.

The lessee also asserted a demand claim in June 2004 for approximately $400,000 against the Company related to payment of costs associated with a wastewater treatment project at the Denver production plant. The Company believes such project costs are the responsibility of the lessee, as the wastewater treatment is an operating permit issue which is the responsibility of the lessee under the terms of the lease.

          Co-Pack and Warehousing Agreement

In conjunction with the plant and equipment lease, the Company entered into a Co-Pack and Warehousing Agreement with the same lessee. Under the terms of the agreement, the lessee will produce, package, and warehouse the products the Company sells and distributes. As part of the agreement, the Company must purchase

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

585,053 12-pack (15 oz.) equivalent cases of product during each contract year or pay a shortage fee of $0.80 for every 12-pack (15 oz.) equivalent case short. The Company recorded shortage fees of $81,874 and $16,841 for the contract years ended June 30, 2004 and 2003, respectively. The Company must also pay a $0.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company’s shipping schedule. The agreement expires in January 2008, but is automatically renewed for one additional year at the end of each year unless either party elects to terminate the renewal feature.

          Dependency on Supplier

As discussed above, one supplier manufactures all of the Company’s products. If there were to be an interruption in the delivery of products from the supplier, the Company could suffer a significant disruption to its operations that may have a material effect on its financial condition and results of operations. In the event of an interruption in the delivery of products from the supplier, the Company believes it can have its products produced elsewhere.

          Purchase Commitments

The Company had outstanding commitments for inventory as of June 30, 2004 and December 31, 2003 of $747,900 and $926,849, respectively.

          Operating Lease

In May 2004, the Company entered into a lease agreement for office space for its headquarters in Centennial, Colorado. Under the terms of the lease, the Company must make monthly lease payments for a term of three years.

Note 5 — Related Party Transactions

As of December 31, 2003, the Company recorded a related party payable totaling $365,394. This payable represents subchapter S corporation earnings prior to October 29, 2003, which are owed to the majority stockholder. Such earnings include additional rent totaling $170,000 due under the production facility lease and Stokes operating income totaling $195,394.

The Company made a partial payment of $175,000 to the majority stockholder associated with this related party payable in January 2004. In addition, the Company assigned the note receivable of $170,000 due from its supplier to the majority stockholder in March 2004 and paid the remaining $20,394 in June 2004.

Note 6 – Preferred Stock Dividends

The Company’s board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004 in order for the Company to maintain compliance with its consolidated net worth covenant in its revolving line of credit with its bank. As the preferred stock dividends are cumulative dividends, $250,000 of dividends will be placed in arrearage and will increase the existing $10,000,000 liquidation preference on the preferred stock to $10,250,000.

Note 7 – Subsequent Events

In July 2004, the Company and its lessee and sole supplier, an unrelated party, entered into a Memorandum of Understanding (“MOU”) related to a sale of the Company’s production plant and equipment to the supplier. The purchase price of $7,000,000 would be financed by the Company. As part of this transaction, all prior claims of both parties will be released and certain amendments will be made to the co-pack agreement between the parties. The closing of the transactions in the MOU are subject to a number of conditions, including satisfactory completion of due diligence and execution of definitive documents. However, in the event the transaction is not consummated, the Company expects to vigorously defend the claims raised by its supplier as well as vigorously pursue its counterclaims. If these claims are not favorably resolved for the Company, resulting events could materially adversely impact the Company’s production, financial condition and operating results.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Centennial and the notes thereto included elsewhere in this report on Form 10-QSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. (See the section titled “Forward-Looking Statements” for a more complete discussion).

OVERVIEW

     We are a specialty branded food company that is implementing its strategy to expand its distribution and sales of ethnic Southwestern sauces and food products in the growing Mexican food segment of the domestic food industry. Our Stokes and Ellis labels, two Southwestern brands, are each now nearly 100 years old and are well-recognized in our primary market of Colorado. Our best-selling products are our Stokes green chile sauces, offered in five varieties, four of which are ranked in retail sales as the most popular Mexican sauces in Colorado and which are among the 25 best selling Mexican food products retailed in Colorado, according to IRI, an independent market research firm. Our products are currently sold in leading grocery retailers, superstores and club stores such as Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Costco, through locations in Colorado, Arizona, California and a small number of major metropolitan markets in adjoining states.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth, for the three and six months ended June 30, 2004 and 2003, the percentage of net sales represented by the specified items included in our unaudited consolidated statements of operations. We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical consolidated results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	Consolidated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	92.3	65.4	78.1	63.9
Gross margin	7.7	34.6	21.9	36.1
Selling, general and administrative expenses	77.6	35.1	63.3	33.7
Income (loss) from operations	(69.9)	(0.5)	(41.4)	2.4
Total other income	12.2	2.4	7.8	2.5
Income tax benefit (expense)	21.3	(0.7)	12.4	(1.8)

Net income (loss)	(36.3)%	1.2%	(21.1)%	3.1%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

  Net Sales

     Our net sales are comprised of gross sales reduced by promotional allowances, billback discounts, cash discounts and slotting fees. The following table sets forth these components to provide a more thorough understanding of net sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Sales – Stokes	$1,230,228	$828,161	$2,129,317	$1,670,358
Sales – Ellis	356,233	605,163	756,734	1,129,068
Sales – Green’s Farm (1)	—	13,972	—	44,433

Gross sales	1,586,461	1,447,296	2,886,051	2,843,859
Less: Promotional allowances, billback discounts and cash discounts	212,017	227,479	353,217	424,318

Net sales before slotting fees	1,374,444	1,219,817	2,532,834	2,419,541
Less: Slotting fees	427,380	1,663	458,287	5,325

Net sales	$947,064	$1,218,154	$2,074,547	$2,414,216

(1) Discontinued product line in 2003.

•	Sales — Stokes – Sales of our Stokes green chile sauces increased $0.4 million or 48.6% for the three months ended June 30, 2004 over the same period in 2003. This increase reflects our expansion efforts into California and Arizona. For the three months ended June 30, 2004, we sold our premium Stokes green chile sauces to Kroger, Safeway and Albertsons affiliates in Arizona, Southern California and Northern California representing an increase of approximately 1,700 stores.

The significant increase in sales is due primarily to initial purchases from grocery customer’s in the new markets to stock the product on store shelves. Once full grocery shelf distribution is achieved, future increases in sales volume will be directly related to consumer purchasing of our products.

•	Sales – Ellis – Sales of our Ellis branded products continued to decrease as a result of our concerted effort to reduce sales of low-profit products. Sales of our Ellis products decreased $0.2 million or 41.1% for the three months ended June 30, 2004 compared to the same period in 2003. We anticipate sales of our Ellis products will continue to decrease somewhat throughout 2004 as we continue to focus on our core, higher-profit products. The Ellis products will be maintained for certain key customers who purchase significant quantities of our premium Stokes products.

As we continue to focus on marketing and selling our higher margin sauces and foods, we may further streamline our product lines to reduce the number of lower gross margin, “commodity” products we sell that compete with retailers’ private label products. We anticipate that any new products we introduce will be higher margin, premium products. We believe limiting new product introductions to premium products will allow us to more effectively target our marketing and promotion budget and help us enhance our gross margins.

•	Promotional allowances, billback discounts and cash discounts – Promotional allowances and discounts decreased 6.8% for the three months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily attributable to sales to new customers which did not include promotional allowances. We expect promotional allowances and billback discounts will increase throughout the remainder of 2004 as sales in new markets increase.

•	Net sales before slotting fees – We sold 78,502 cases of product in the three months ended June 30, 2004 compared to 87,815 cases in the same period in 2003. Average net sales price before slotting fees for the three months ended June 30, 2004 increased approximately $3.62 per case over the same period in 2003. This is further indicative of our sales focus on higher margin products, specifically, the premium Stokes green chile sauces. We expect sales to increase throughout the remainder of fiscal 2004 as we continue to implement our strategic plan to grow our market presence and enter new markets with our higher margin products.

•	Slotting fees – Slotting fees increased significantly during the three months ended June 30, 2004 primarily as a result of our expansion into the California market. We paid slotting fees totaling $0.4 million to obtain shelf space in retail grocery stores in new markets compared to a nominal amount in the same period in 2003. We did not actively pursue slotting new items in 2003 prior to our public offering due to our focus on developing consumer and brand programs. We are now spending a portion of the proceeds from our initial public offering toward payment of slotting fees to obtain shelf space in grocery stores. We anticipate slotting fees will continue to increase throughout our 2004 and 2005 fiscal years from pre-existing levels as we continue executing our expansion strategy.

  Cost of goods sold

     Cost of goods sold increased $0.1 million for the three months ended June 30, 2004 compared to the same period in 2003. As a percentage of net sales, our cost of goods sold increased to 92.3% in the three months ended June 30, 2004 from 65.4% in the same period in 2003. This increase is primarily attributable to $0.4 million of slotting fees paid during the three months ended June 30, 2004, which are recorded as a reduction of sales. This increase was partially offset by an emphasis on higher profit, key products being sold which directly reduced cost of goods sold as a percentage of net sales. We expect that our cost of goods sold will increase on an absolute basis in future periods as we increase sales through our planned expansion, with costs of goods sold as a percentage of net sales decreasing as sales increase and slotting fees decrease.

  Selling, general and administrative expenses

     Selling, general and administrative expenses increased $0.3 million, or 66.7%, to $0.7 million for the three months ended June 30, 2004 from $0.4 million in the same period in 2003. This increase was partially attributable to advertising and consumer marketing spending of $0.2 million in the three months ended June 30, 2004 associated with our expansion into new markets. Further, directors and officers insurance, shareholder relations and accounting and legal fees increased $0.1 as a result of additional costs associated with being a public company. Legal fees also increased due to issues with our tenant and sole supplier. We expect selling, general and administrative expenses will continue to increase throughout fiscal 2004 in absolute amounts as we implement our expanded marketing program.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, could result in increased administrative costs to us as we respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage we consider to be adequate. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

  Income (loss) from operations

     Income from operations decreased $0.6 million to a $0.7 million loss for the three months ended June 30, 2004. This decrease was primarily attributable to slotting fees of $0.4 million and increased selling, general and administrative expenses. We expect income from operations should increase in future periods to the extent we are successful with our expansion strategy and in controlling the rate of increase in selling, general and administrative expenses.

   Other income and (expenses)

     Other income consists of rental income, supplier EBITDA sharing income and production shortfall fees, all of which are related to the Building and Equipment Lease and Co-Pack and Warehousing Agreements with Hoopeston Foods Denver Corporation (Hoopeston). Other income remained constant at $0.15 million for the three months ended June 30, 2004 and 2003. For the three months ended June 30, 2004, we have recorded additional rent income of $57,497 which represents our estimated share of Hoopeston’s EBITDA for its fiscal year ended June 30, 2004. In addition, during the three months ended June 30, 2004, we recorded production shortfall fees of $81,874 related to Hoopeston’s fiscal year ended June 30, 2004.

     Other expenses are comprised entirely of interest expense and decreased $0.1 million for the three months ended June 30, 2004 compared to the same period in 2003. This decrease is a direct result of retiring the mortgage on our production plant using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit we obtained in March 2004.

  Net income (loss) before income taxes

     Net income before income taxes decreased $0.6 million to a $0.5 million loss before income taxes for the three months ended June 30, 2004. This decrease was primarily attributable to $0.4 million in slotting fees paid to secure shelf space in expansion markets and increased selling, general and administrative expenses.

  Income tax expense

     We have included pro forma income tax adjustments computed using the statutory rates in effect for the three months ended June 30, 2003 which represent the federal and state tax provisions that would have been required had the Company been taxed as a C-corporation during that period. The decrease in income tax expense of $0.2 million is directly attributable to lower income before taxes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

  Net Sales

•	Sales — Stokes – Sales of our Stokes green chile sauces increased $0.5 million or 27.5% for the six months ended June 30, 2004 over the same period in 2003. This increase reflects our expansion efforts into California and Arizona. As of June 30, 2004, we have sold our green chile sauces to Kroger, Safeway and

Albertsons affiliates in Arizona, Southern California and Northern California representing an increase of approximately 1,700 stores over the same period in 2003.

The significant increase in sales is due primarily to initial purchases from grocery customer’s in the new markets to stock the product on store shelves. Once full grocery shelf distribution is achieved, future increases in sales volume will be directly related to consumer purchasing of our products.

•	Sales – Ellis – Sales of our Ellis branded products continued to decrease as a result of our concerted effort to reduce sales of low-profit products. Sales of our Ellis products decreased $0.4 million or 33.0% for the six months ended June 30, 2004 compared to the same period in 2003. We anticipate sales of our Ellis products will continue to decrease somewhat throughout 2004 as we continue to focus on our core, higher-profit products. The Ellis products will be maintained for certain key customers who purchase significant quantities of our premium Stokes products.

As we continue to focus on marketing and selling our higher margin sauces and foods, we may further streamline our product lines to reduce the number of lower gross margin, “commodity” products we sell that compete with retailers’ private label products. We anticipate that any new products we introduce will be higher margin, premium products. We believe limiting new product introductions to premium products will allow us to more effectively target our marketing and promotion budget and help us enhance our gross margins.

•	Promotional allowances, billback discounts and cash discounts – Promotional allowances and discounts decreased $0.1 million, or 16.8%, for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily attributable to sales to new customers which did not include promotional allowances. We expect promotional allowances and billback discounts will increase throughout the remainder of 2004 as sales in new markets increase. Further, we are shifting to a performance-based discounting program with customers to help drive sales of our products.

•	Net sales before slotting fees – We sold 149,054 cases of product in the six months ended June 30, 2004 compared to 163,820 cases in the same period in 2003. Average net sales price before slotting fees for the six months ended June 30, 2004 increased approximately $2.22 per case over the same period in 2003. This is further indicative of our sales focus on higher margin products, specifically, the premium Stokes green chile sauces. We expect sales to increase throughout the remainder of fiscal 2004 as we continue to implement our strategic plan to grow our market presence and enter new markets with our higher margin products.

•	Slotting fees – Slotting fees increased significantly during the six months ended June 30, 2004 primarily as a result of our expansion into the California market. We paid slotting fees totaling $0.5 million to obtain shelf space in retail grocery stores in new markets compared to a nominal amount in the same period in 2003. We did not actively pursue slotting new items in 2003 prior to our public offering due to our focus on developing consumer and brand programs. We are now spending a portion of the proceeds from our initial public offering toward payment of slotting fees to obtain shelf space in grocery stores. We anticipate slotting fees will continue to increase throughout our 2004 and 2005 fiscal years from pre-existing levels as we continue executing our expansion strategy.

  Cost of goods sold

     Cost of goods sold increased $0.1 million for the six months ended June 30, 2004 compared to the same period in 2003. As a percentage of net sales, our cost of goods sold increased to 78.1% in the six months ended June 30, 2004 from 63.9% in the same period in 2003. This increase was primarily attributable to $0.5 million of slotting fees paid during the six months ended June 30, 2004 which are recorded as a reduction of sales. This increase was partially offset by an emphasis on higher profit, key products being sold, which directly reduces cost of goods sold as a percentage of net sales. We expect that our cost of goods sold will increase on an absolute basis in future periods as we increase sales through our planned expansion, with costs of goods sold as a percentage of net sales decreasing as sales increase and slotting fees decrease.

  Selling, general and administrative expenses

     Selling, general and administrative expenses increased $0.5 million, or 61.4%, to $1.3 million for the six months ended June 30, 2004 from $0.8 million in the same period in 2003. This increase was partially attributable to advertising and consumer marketing spending of $0.3 million in the six months ended June 30, 2004 associated with our expansion into new markets. Further, directors and officers insurance, shareholder relations and accounting and legal fees increased $0.2 as a result of additional costs associated with being a public company. Legal fees also increased due to issues with our tenant and sole supplier. We expect selling, general and administrative expenses will continue to increase throughout fiscal 2004 in absolute amounts as we implement our expanded marketing program.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, could result in increased administrative costs to us as we respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage we consider to be adequate. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

  Income (loss) from operations

     Income (loss) from operations decreased $0.9 million to a $0.9 million loss for the six months ended June 30, 2004. This decrease was primarily attributable to slotting fees of $0.5 million and increased selling, general and administrative expenses. We expect income from operations will increase in future periods to the extent we are successful with our expansion strategy and in controlling the rate of increase in selling, general and administrative expenses.

  Other income and (expenses)

     Other income consists of rental income, EBITDA sharing income and production shortfall fees all of which are related to the Building and Equipment Lease and Co-Pack and Warehousing Agreement with Hoopeston. Other income remained constant at $0.3 million for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, we have recorded additional rent income of $57,497 which represents our estimated share of Hoopeston’s EBITDA for their fiscal year ended June 30, 2004. In addition, during the six months ended June 30, 2004, we recorded production shortfall fees of $81,874 related to Hoopeston’s fiscal year ended June 30, 2004.

     Other expenses are comprised entirely of interest expense and decreased $0.1 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease is a direct result of retiring the mortgage on our production plant using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit we obtained in March 2004.

  Net income (loss) before income taxes

     Net income before income taxes decreased $0.8 million to a $0.7 million loss before income taxes for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily attributable to $0.5 million in slotting fees paid to secure shelf space in expansion markets and increased selling, general and administrative expenses.

  Income tax expense

     We have included pro forma income tax adjustments computed using the statutory rates in effect for the six months ended June 30, 2003 which represent the federal and state tax provisions that would have been required had the Company been taxed as a C corporation during that period. The decrease in income tax expense of $0.3 million is directly attributable to lower income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

     The following data summarizes our contractual obligations and commitments as of June 30, 2004:

	Payments due by periods
		Within	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)
Contractual obligations:
Long-term debt	$2,085	$—	$2,085	$—	$—
Operating leases	115	34	81	—	—
Purchase obligations	748	748	—	—	—
Production obligations	2,275	403	936	936	—

Total contractual cash obligations	$5,223	$1,185	$3,102	$936	$—

     Long-term debt: Long-term debt at June 30, 2004 consisted of $2.1 million in drawdowns under our senior revolving line of credit obtained in March 2004 which matures December 31, 2006. We intend to use this line of credit to fund our working capital requirements.

     Operating leases: Operating leases at June 30, 2004 consisted of an office space lease for our headquarters in Centennial, Colorado.

     Purchase obligations: Purchase obligations above represent costs of inventory items we have requested and authorized Hoopeston to produce for us as of June 30, 2004 which have not been billed to us by Hoopeston. The product has not been billed to us because Hoopeston has either not yet produced the inventory or, if product has been produced, it has not been released from the 10 day production hold.

     Production obligations: Production obligations represent minimum production requirements under our co-pack contract with Hoopeston. We are required to purchase a minimum of 585,053 cases from Hoopeston in any contract year. If we fall below the 585,053 case minimum, then we are required to pay a penalty of $0.80 for each case by which we fall short of the 585,053 case minimum.

     We do not currently anticipate any significant capital expenditure requirements during the next twelve months.

Sources and Uses of Cash

     Our principal sources of liquidity as of June 30, 2004 consisted of $0.3 million in cash and cash equivalents and $2.9 million available under our senior revolving line of credit. We generate cash primarily through product sales. We require capital to finance inventory and accounts receivable, pay slotting fees to grocery chain retailers, pay operating costs, pay interest on our existing debt obligations and pay dividends on our preferred stock.

     Operating: Net cash used by operating activities was $2.3 million for the six months ended June 30, 2004, consisting primarily of payment of slotting fees, build-up of inventory for our expansion into new markets, build-up of inventory in order to mitigate the risk of an interruption in supply due to uncertainties with our sole supplier, payment of aged accounts payable to Hoopeston in order to avoid finance charges, payment of accrued interest on shareholder and other individual lenders notes and payment of related party payable outstanding at December 31, 2003.

     Financing: Net cash used by financing activities was $3.5 million for the six months ended June 30, 2004 and was comprised of payoff of all outstanding long-term debt using proceeds from the initial public offering and revolving line of credit as well as payment of preferred stock dividends for the fourth quarter of 2003 and first quarter of 2004.

     We entered into a senior credit agreement with Heartland Bank in March 2004 for borrowings up to an aggregate amount of $5.0 million. Under the senior credit agreement, the lender advanced us $2.0 million through a senior secured revolving credit facility, which was used to retire promissory notes payable to various individuals, including our majority stockholder. At the same time we obtained the senior revolving line of credit, we also retired the existing first mortgage on our production facility, then totaling $3.5 million, using proceeds of our initial public offering. The senior secured revolving credit facility matures on December 31, 2006.

     Borrowings under this facility bear interest, payable monthly, at the bank’s base rate plus 1.5%, however, the rate will never be lower than 5.5% per annum. At June 30, 2004, the interest rate was 5.5% per annum. Under the terms of the revolver, we can borrow up to the sum of 70% of the appraised value of the production facility owned by us, 75% of eligible accounts receivable and 50% of finished goods inventory. The facility also calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.

     We may prepay borrowings under the senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. We are required to make mandatory prepayments to the lenders from:

•	the net cash proceeds from asset sales in particular circumstances specified in the senior credit agreement; and

•	the net cash proceeds from new debt issuances in particular circumstances specified in the senior credit agreement.

     Centennial’s obligations under the revolving credit line are secured by a first mortgage on the production plant, a security interest in substantially all of its assets and an assignment of our co-packing agreement with Hoopeston.

     The senior credit agreement includes two financial covenants. Centennial cannot permit, at the end of each fiscal quarter:

•	its consolidated net worth (stockholders’ equity less treasury stock plus accrued preferred stock dividends) to be less than $7 million;

•	its ratio of consolidated senior debt service plus dividends paid to consolidated EBITDA for the trailing four quarters to exceed the ratio of 1.5 to 1. Compliance under this covenant does not commence until the quarter ending September 30, 2004 and only then includes the trailing quarters beginning with the quarter ending September 30, 2004. Furthermore, compliance under this covenant only applies to the extent the total outstanding principal balance under the revolving credit facility has exceeded $3 million.

     The senior credit agreement also contains customary covenants, including limitations on Centennial’s ability to incur debt, and events of default, including a change of control, as defined in the senior credit agreement. The senior credit agreement also limits Centennial’s ability to pay dividends under specified circumstances.

     We are in compliance with all covenants currently in effect under this credit agreement; however, our board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004 in order to maintain compliance with the $7 million consolidated net worth covenant. Preferred stock dividends will be placed in arrearage as they are cumulative dividends; however, our board of directors will not declare and we will not pay any preferred stock dividends until we have adequate consolidated net worth to maintain compliance with the $7 million consolidated net worth covenant.

Debt Instruments, Guarantees and Related Covenants

     Except as otherwise described in this Form 10-QSB, we have no debt instruments, guarantees or related covenants.

Cash Management

     We believe that cash on hand, cash availability under our senior revolving line of credit and cash flow from operations will be adequate for us to meet our anticipated working capital requirements for at least 12 months. Although the line of credit adds to our financial flexibility, we do not anticipate that we will need to utilize the full amount available to meet our cash needs over the next 12 months. The interest rate on the revolving line of credit is currently 5.5% which is considerably below the 12% rate we were charged by our majority stockholder and the 10% to 12% rates we were charged by the other individual lenders before we repaid these loans using proceeds from the revolving line of credit in March 2004. These payoffs resulted in interest expense savings of $0.1 million for the three months ended June 30, 2004.

     As part of our expansion strategy, we plan to spend significant amounts on slotting and consumer marketing during fiscal year 2004. It is anticipated that this spending will have a correlation to increased sales and generation of cash.

     From time to time, we may evaluate potential acquisitions of complementary companies or brands in the ordinary course of business. We have no current plans, agreements, commitments or understandings, and are not currently engaged in negotiations concerning any such transaction. Any such acquisition would be made using our stock or by incurring or assuming debt as proceeds from the initial public offering are not sufficient for this purpose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives of our depreciable assets and the evaluation of assets for impairment, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing arrangements, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty and, therefore, actual results could differ from our estimates. As of and for the three and six months ended June 30, 2004 and 2003, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on our financial position or results of operations if actual results differ from our estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Revenue recognition

     We generate revenues from sales of our products to grocery chains, superstores and club stores, as well as wholesalers that sell in turn to these customers. Sales represent gross revenues less estimated returns and allowances. Revenues from the sale of our products to our customers are recognized at the time of shipment. When a food broker assists in the sale of products to grocery chains, superstores, or club stores, the food broker does not take title to our products and shipment takes place only as directed by the customer. Wholesalers take title to products they purchase and direct us when to make shipment. Most retailers and wholesalers have the right to return products to us that are damaged, beyond their shelf life or are discontinued. Such returns were approximately 1% of net sales for the three and six months ended June 30, 2004 and 2003. Management monitors returns on a regular basis and as we implement our sales initiatives, we may increase our estimates for damaged, expired shelf life or discontinued products subject to return. Although we have legal rights to deny our retailers the right to return products that are salable, as a practical matter we could be forced to accept returns from retailers that insisted on returning products to us.

     We have the right to return any spoiled or contaminated products to Hoopeston for credit. These returns have been immaterial in the past.

     Food manufacturers, including us, have historically paid promotional allowances and offered “billback” discounts to food service companies and wholesalers. Billback discounts are generally offered for monthly or quarterly purchases of food or beverage products reaching predetermined volumes. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The SEC has announced formal investigations and informal inquiries of accounting practices at several national food service companies and wholesalers that are centered on the payment of, and accounting treatment given to, promotional allowances and billback discounts. We estimate that less than 5% of our sales for the three and six months ended June 30, 2004 were to food service companies. Shipments to wholesalers account for approximately 20% of our sales. We are not currently aware of any regulatory inquiry involving promotional allowances or billback discounts offered by us to our limited base of food service customers or wholesalers and we believe promotional allowances and billback discounts we have paid in the past conformed to applicable law. We have paid promotional allowances, as well as slotting allowances to secure shelf space in grocery stores, and have offered billback discounts to customers in the past. We expect to offer such allowances and discounts in the future to customers that customarily seek such allowances and discounts, in a manner consistent with applicable antitrust and other laws. These promotional allowances, billback discounts and slotting fees are netted against revenues in the period incurred.

     In November 2001, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board (FASB) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” codifying certain other previously issued EITF pronouncements. This pronouncement requires that discounts such as off-invoice promotions and coupons, and amounts paid to retailers to advertise a company’s products such as fixed trade promotions, be recorded as a reduction of sales. We are recording our off-invoice promotions and fixed trade promotions amounts as a reduction of sales in accordance with the EITF. EITF 01-09 neither prevents nor allows for capitalization of slotting fees. Slotting fees are paid to obtain shelf space in retail locations and such fees are netted against revenue as they are incurred. Slotting fees that were netted totaled approximately $0.4 million for the three months ended June 30, 2004 and $0.5 million for the six months ended June

30, 2004 and were negligible for the same periods in 2003. We expect we will incur additional slotting fees during the remainder of fiscal 2004 as we implement our planned sales efforts.

     The EITF has reached a consensus with respect to Issue No. 00-14, “Accounting for Certain Sales Incentives,” including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. We have classified current and prior period coupon expense as a reduction of sales and include free merchandise in cost of goods sold as required by this EITF consensus.

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

  Inventories and related allowance for slow-moving, excess, discontinued and shelf life expired inventory

     Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf life expired inventories. Our estimate for such allowance is based on our management’s review of inventories on hand compared to estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, inventory write-downs may be required. We closely monitor our inventory and related shelf lives and have historically rarely experienced occurrences of obsolete inventory or returns of products that have exceeded their shelf life.

  Long-Lived Assets

     The Company depreciates long-lived assets principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates, particularly in the Company’s significant long-lived assets such as land improvements, buildings and equipment. Factors such as the conditions in which the assets are used, availability of capital to replace assets and frequency of maintenance can influence the useful lives of these assets. The Company incurred depreciation expense of approximately $0.1 million for the six months ended June 30, 2004 and 2003.

     The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated total undiscounted future cash flows directly associated with the asset is compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted future cash flows expected to result from the use of the asset and its eventual disposition or comparable market values, depending on the nature of the asset.

  Accounting for Goodwill and Other Intangible Assets

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement continues to require recognition of goodwill and other identifiable intangible assets with indeterminate lives as long-term assets, but requires such assets to be tested for impairment using a fair value-based approach. Our ownership interest in Stokes Ellis Foods has been reflected at the cost basis of Stokes Ellis Foods which included goodwill, and does not reflect any adjustment to record the fair value of the assets. We are obligated to evaluate the carrying value of goodwill for impairment in future periods in accordance with SFAS No. 142. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the estimated fair value of the asset. We have determined that there was no impairment necessary as of June 30, 2004.

  Accruals for estimated liabilities

     Accruals for estimated liabilities resulting from the normal course of business will be recorded in the period in which the liability arises. The adequacy of these accruals will be evaluated periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations.

  Research and development

     Research and development expenses include costs associated with the formulation, development, and testing of our Stokes and Ellis products. Research and development costs are expensed as incurred and included in selling, general and administrative expenses. New product development costs were $0 in each of the three months ended June 30, 2004 and 2003.

        Income taxes

     Stokes Ellis Foods and Centennial previously elected for federal and state income tax purposes to be treated as subchapter S corporations under the Internal Revenue Code and comparable state tax laws. The completion of the initial public offering caused the automatic conversion of Centennial from subchapter S corporation to a C corporation. Any subchapter S corporation income tax benefits of Stokes Ellis Foods, Inc. have accrued to the pre-initial public offering stockholders and do not belong to us.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses and receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 “FIN46R”. Among other things, the revision clarifies the definition of a variable interest entity, exempts most entities that are businesses from the scope of FIN 46 and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special purpose entities and March 15, 2004 for all other types of entities. We do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. interest rates. Our cash balances are maintained in demand deposit accounts and short-term instruments. Due to the nature of these instruments, we have concluded that we have no material market risk exposure due to fluctuating interest rates. Our senior revolving credit facility provides for variable rate interest. If interest rates increase, our operating results could be adversely affected.

     We may also encounter market risks arising from fluctuations in commodity prices and fuel costs. We do not currently utilize hedging, swap, derivatives or other instruments to mitigate these market risks. Changes in commodity prices have the greatest potential to materially impact our business. Although Hoopeston seeks to buy commodities and ingredients from a number of domestic suppliers, adverse weather or poor harvests in one region of the country often have material impacts on commodities prices elsewhere. As a result, we expect that we will continue to encounter material market risks from changes in commodity and ingredient prices. We may seek to manage this risk in the future by entering into futures contracts but believe that our sales volume must increase significantly before we will be able to use futures contracts effectively, if at all. In addition, some types of commodities may be available from limited sources or collectively account for a small portion of our product ingredients, meaning that we cannot cost-effectively mitigate the risk of price changes for these ingredients.

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

     Increases in prices of raw materials and energy, including commodities such as steel and energy sources such as natural gas, are expected to impact costs of raw materials for our industry. We were recently notified that Hoopeston’s can supplier has implemented a 6% price increase for cans that it ships to Hoopeston, which Hoopeston expects to pass on to us. Additionally, as our co-pack agreement with Hoopeston is a “cost plus” contract, increases in natural gas prices will impact the production costs that we must pay to Hoopeston. We anticipate that our production and manufacturing costs, as well as those paid by other companies in our industry, will be increasing through 2004 due to these factors. To the extent produce growers are also able to pass on increases in cost of growing, harvesting and delivering produce used in our products, our raw material costs and the raw material costs paid by our competitors may also increase. If we cannot raise product prices to our customers in amounts sufficient to recover these increased costs, our margins and results of operations may be materially adversely impacted. We cannot assure that we will be able to raise our prices in amounts sufficient to offset, wholly or partially, increased costs we may incur.

     We do not have transactions, arrangements or relationships with “special purpose” entities and do not have any off-balance sheet debt other than the operating lease for office space at our Centennial, Colorado headquarters. We have not guaranteed any financial obligations of third parties.

Seasonality and Inflation

     Our operations exhibit some seasonality as sales generally increase in promotional periods and may decrease slightly in post-promotional periods. We do not believe that inflation has had a material impact on our financial position or results of operations, although it may do so in the future due to certain factors discussed above. Our quarterly results of operations may fluctuate during a fiscal year or from year to year as a result of any of the factors described under “Forward-Looking Statements.”

OTHER MATTERS

Lessee and Non-payment of Rent

     As previously disclosed, our lessee and sole supplier, an unrelated party, was late in making lease payments when due during April and May 2004. Beginning in June 2004, the lessee brought all lease payments current.

     In June 2004, our lessee asserted an unquantified claim of misrepresentation by our outside legal counsel related to the Contract Amendment from March 2004. We believe the claim is without merit and will be favorably resolved to us.

     The lessee also asserted a demand claim in June 2004 for approximately $400,000 against us related to payment of costs associated with a wastewater treatment project at the Denver production plant. We believe such project costs are the lessee’s responsibility, as the wastewater treatment is an operating permit issue which is the responsibility of the lessee.

     In July 2004, we entered into a Memorandum of Understanding (“MOU”) with our lessee related to the sale of our production plant and equipment to the lessee. We would finance the entire purchase price of $7,000,000. As part of this transaction, all prior claims between us and the lessee will be released and certain amendments will be made to the co-pack agreement between the parties. The closing of the transactions in the MOU are subject to a number of conditions, including satisfactory completion of due diligence and execution of definitive documents. However, in the event the transaction is not consummated, we expect to vigorously defend the claims raised by our lessee and pursue our counterclaims against the lessee. If we do not favorable resolve these claims, resulting events could materially adversely impact our production, financial condition and operating results.

     We do not control our lessee or the production decisions it makes at our plant. If our lessee becomes unable to timely produce our sauces and foods for any reason, or if our lessee determines to cease operations for any reason, we could experience significant disruptions in our operations or in our ability to supply our customers with products. We have undertaken certain measures in order to mitigate part of the impact from the risk of an interruption in supply in the event our sole supplier does not timely produce our products. These measures include, among other things, identifying an alternative supplier for our products, building-up inventory levels and storing inventory in independent third party warehouses. We believe these measures will help with supply of our products in the event of an interruption in supply from our existing sole supplier. We could also be materially adversely impacted by our lessee’s inability to pay future monthly rents or additional payments based on profitability, as defined in the lease override agreement. However, completion of the transactions set forth in the MOU should help mitigate certain of these risks. Nevertheless, any sustained interruption in production of our products for any reason, or in our lessee’s ability to produce our products, could materially injure our business.

Dependence on Material Customers and Suppliers

     Our business depends on a limited number of material customers and suppliers. The loss of a material customer would have a material adverse impact on our operating results. Our customers can generally stop purchasing products from us at any time and on minimal or no notice. Likewise, Hoopeston purchases ingredients from suppliers using purchase orders and neither we nor Hoopeston have any long-term arrangements with suppliers. Our production agreement with Hoopeston extends for a period of five years, with automatic one year renewals at the end of each year unless either party elects to terminate the renewal feature. Hoopeston may terminate the production agreement on written notice, as we are also permitted to do, in the event of a breach continuing after written notice that is not cured or waived.

     In the three months ended June 30, 2004, we derived approximately 69% of our sales from five customers, Kroger, Safeway, Wal-Mart, Sam’s Club and Albertson’s which is up from 67% in fiscal 2003. We expect that each of these customers will account for in excess of 10% of our sales during the year ending December 31, 2004. The loss of any of these customers would have a significant negative impact on our business and results of operations.

     Hoopeston depends on a limited number of significant suppliers. These suppliers are generally growers or their representatives who supply produce and commodities to make our products. We believe that alternate sources of supply are available if a relationship with one of these suppliers was terminated. Supply disruptions could adversely impact our results of operations if alternate sources of supply are unavailable on short notice, if at all. Hoopeston purchases cans and labels for our products from two suppliers and we believe that alternate sources of supply for these materials can be located on relatively short notice.

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

Related Party Transactions

     During 2003, we received advances from our majority stockholder that totaled $0.035 million. We used proceeds from these advances to fund our working capital requirements since we had no senior revolving credit facility at that time. In March 2004, we repaid the advances from our majority stockholder using proceeds from the senior revolving line of credit. These advances were not repaid using proceeds of the initial public offering.

FORWARD-LOOKING STATEMENTS

          Certain statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “ — Critical Accounting Policies and Estimates,” “ — Results of Operations,” “ — Recent Accounting Pronouncements,” and “Liquidity and Capital Resources,” and elsewhere in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include our expectations with respect to industry growth trends, effect of changes in the retail grocery industry on our sales, use of estimates for revenue recognition, other estimates used for accounting purposes, corporate cost structure, our entry into new markets, our ability to obtain new grocery, superstore and club store customers and expanding our sales to existing and new customers, our ability to secure and keep shelf space allocated to our products, the impact of operational and financial difficulties experienced with Hoopeston and related increases in our costs of production, effect of adoption of recent accounting pronouncements, overall operating results and the availability of capital.

          Forward-looking statements are not statements of historical fact. Forward-looking statements involve risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “should,” “project,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terms.

          Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption “Factors That May Affect Future Operating Results, Financial Condition or Business” in our Form 10-KSB on file with the SEC, and the factors described in this Form 10-QSB. All forward-looking statements attributable to us are expressly qualified by the cautionary statements set forth in such factors. We caution you not to place undue reliance on our forward-looking statements. Except as required by law, we do not intend to update or revise any of our forward-looking statements to conform these statements to actual results.

Item 3. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

     There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     In connection with management’s review of the three months ended June 30, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     Use of Proceeds

     We registered and sold 1,550,000 shares of our common stock to the public at an aggregate offering price of $7.75 million, or $5.00 per share, pursuant to a registration statement that was declared effective on October 29, 2003. The offering was completed and has terminated. The lead underwriter of the offering was J.P. Turner, L.L.C.

Net proceeds to us were $5.79 million after deduction of underwriters’ commissions and other issuance costs. Through June 30, 2004, we applied our net proceeds as follows:

	Intended use of	Actual use of proceeds
	proceeds	through June 30, 2004
	(in millions)	(in millions)
Retirement of plant mortgage	$3.60	$3.60
Payment of slotting fees	.81	.47
Marketing, advertising and promotion costs	.95	.67
Working capital	.43	.43

	$5.79	$5.17

Item 3. Defaults Upon Senior Securities

     We have $250,000 of preferred stock dividends in arrears as our board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004 in order to maintain compliance with our $7 million consolidated net worth covenant with Heartland Bank. The preferred stock dividends will be placed in arrearage as they are cumulative dividends, however, our board of directors will not declare and we will not pay any preferred stock dividends until we have adequate consolidated net worth to maintain our consolidated net worth covenant.

Item 4. Submission of Matters to a Vote of the Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
2.1.4*	Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.

2.1.6*	Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.

3.1*	Certificate of Incorporation of Centennial Specialty Foods Corporation.

3.2*	Bylaws of Centennial Specialty Foods Corporation.

3.3*	Amended and Restated Certificate of Incorporation of Centennial Specialty Foods Corporation, as filed with the Delaware Secretary of State on October 22, 2003.

3.4*	Certificate of Merger of Stokes Ellis Foods and Centennial Specialty Foods Corporation, as survivor, as filed with the Delaware Secretary of State on November 3, 2003.

4.1*	Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.

4.2*	Form of Warrant for the purchase of Common Stock issued to J.P. Turner & Company, L.L.C. on completion of the initial public offering.

Exhibit No.	Description
4.3*	Form of Lock-Up Agreement between J.P. Turner & Company, L.L.C. and the officers, directors and 5% or more stockholders of Centennial Specialty Foods Corporation.

10.1*	Lease Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.1.1*	Schedules to Lease Agreement.

10.2*	Equipment Lease, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.2.1*	Schedules to Equipment Lease.

10.3*	Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.4*@	Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.4.1*@	Schedules and Exhibits to Co-Pack and Warehousing Agreement.

10.5*@	Lease Override Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.6*	EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.6.1*@	Schedules to EBITDA Committee Agreement

10.7*	Amendment Agreement, dated March 15, 2004, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.7.1*	Hoopeston Foods Denver Corp. subordinated note.

10.7.2*	Subordination, Attornment and Non-Disturbance Agreement between Hoopeston Foods Denver Corp., Stokes Canning Company and Heartland Bank.

10.9*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Jeffrey R. Nieder.

10.10*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Robert A. Beckwith.

10.11*	Form of Escrow Agreement among Centennial Specialty Foods Corporation, the officers and directors of Centennial Specialty Foods Corporation, J.P. Turner & Company, L.L.C. and Corporate Stock Transfer, Inc.

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.

10.13*	Charter of our Audit Committee.

10.14*	Charter of our Nominating Committee.

10.15*	Charter of our Compensation Committee.

10.16*	Charter of our Disclosure Committee.

Exhibit No.	Description

10.17*	Form of Director and Officer Indemnification Agreement.

10.18*+	2003 Non-Employee Directors’ Stock Option Plan.

10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.

10.20.3#	Loan and Security Agreement, dated March 15,2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company

10.21*	Separation Agreement, dated effective September 18, 2003, by and between J. Michael Miller and Centennial Specialty Foods Corporation.

10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.

10.23#+	2004 Stock Incentive Plan

11.1	Statement Re: Computation of per Share Earnings (see financial statements)

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.

32.1#	Section 1350 Certifications

32.2#	Section 1350 Certifications

99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

#	Filed herewith

*	Previously filed.

+	Identifies each management contract or compensatory plan or arrangement

@	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Omitted Text”). The full text of this Exhibit will be filed separately with the Secretary of the Commission with the Omitted Text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

(b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL SPECIALTY FOODS CORPORATION

August 16, 2004	By:	/s/ JEFFREY R. NIEDER

Jeffrey R. Nieder,
Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION

August 16, 2004	By:	/s/ DOUGLAS L. EVANS

Douglas L. Evans,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1.4*	Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.

2.1.6*	Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.

3.1*	Certificate of Incorporation of Centennial Specialty Foods Corporation.

3.2*	Bylaws of Centennial Specialty Foods Corporation.

3.3*	Amended and Restated Certificate of Incorporation of Centennial Specialty Foods Corporation, as filed with the Delaware Secretary of State on October 22, 2003.

3.4*	Certificate of Merger of Stokes Ellis Foods and Centennial Specialty Foods Corporation, as survivor, as filed with the Delaware Secretary of State on November 3, 2003.

4.1*	Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.

4.2*	Form of Warrant for the purchase of Common Stock issued to J.P. Turner & Company, L.L.C. on completion of the initial public offering.

Exhibit No.	Description
4.3*	Form of Lock-Up Agreement between J.P. Turner & Company, L.L.C. and the officers, directors and 5% or more stockholders of Centennial Specialty Foods Corporation.

10.1*	Lease Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.1.1*	Schedules to Lease Agreement.

10.2*	Equipment Lease, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.2.1*	Schedules to Equipment Lease.

10.3*	Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.4*@	Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.4.1*@	Schedules and Exhibits to Co-Pack and Warehousing Agreement.

10.5*@	Lease Override Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.6*	EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.6.1*@	Schedules to EBITDA Committee Agreement

10.7*	Amendment Agreement, dated March 15, 2004, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.

10.7.1*	Hoopeston Foods Denver Corp. subordinated note.

10.7.2*	Subordination, Attornment and Non-Disturbance Agreement between Hoopeston Foods Denver Corp., Stokes Canning Company and Heartland Bank.

10.9*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Jeffrey R. Nieder.

10.10*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Robert A. Beckwith.

10.11*	Form of Escrow Agreement among Centennial Specialty Foods Corporation, the officers and directors of Centennial Specialty Foods Corporation, J.P. Turner & Company, L.L.C. and Corporate Stock Transfer, Inc.

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.

10.13*	Charter of our Audit Committee.

10.14*	Charter of our Nominating Committee.

10.15*	Charter of our Compensation Committee.

10.16*	Charter of our Disclosure Committee.

10.17*	Form of Director and Officer Indemnification Agreement.

10.18*+	2003 Non-Employee Directors’ Stock Option Plan.

10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.

10.20.3#	Loan and Security Agreement, dated March 15,2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company

10.21*	Separation Agreement, dated effective September 18, 2003, by and between J. Michael Miller and Centennial Specialty Foods Corporation.

10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.

10.23#+	2004 Stock Incentive Plan

11.1	Statement Re: Computation of per Share Earnings (see financial statements)

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.

32.1#	Section 1350 Certifications

32.2#	Section 1350 Certifications

99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

#	Filed herewith

*	Previously filed.

+	Identifies each management contract or compensatory plan or arrangement

@	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Omitted Text”). The full text of this Exhibit will be filed separately with the Secretary of the Commission with the Omitted Text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.