Form 10QSB
period 2004-09-30
CENTENNIAL SPECIALTY FOODS CORP
filed 2004-11-15
CIK 1227167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2004

Commission File Number: 001-31816

Centennial Specialty Foods Corporation

(Exact name of registrant as specified in its charter as amended)

Delaware	55-0825751
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10700 E. Geddes Ave. #170 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

Number shares of common stock outstanding at the latest practicable date: October 29, 2004: 5,050,000.

INDEX

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Unaudited Statements of Operations for the Three Months Ended September 30, 2004 and September 30, 2003 and the Nine Months Ended September 30, 2004 and September 30, 2003

Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003

Notes to Consolidated Unaudited Financial Statements

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Item 3 – Controls and Procedures

Part II - Other Information

Item 1 – Legal Proceedings

Item 2 – Changes in Securities and Small Business Issuer Purchase of Equity Securities

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of the Security Holders

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

Signature Page

Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification of CEO

Exhibit 31.2 - Rule 13a-14(a) Certification of CFO

Exhibit 32.1 - Section 1350 Certification

Exhibit 32.2 - Section 1350 Certification

Exhibit 10.24 - Amendment No. 1 to Loan and Security Agreement with
Heartland Bank dated March 26, 2004.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$132,347	$6,076,479
Accounts receivable, net of allowance for doubtful accounts of $25,483 and $25,483, respectively	561,504	303,848
Other receivable	57,497	—
Inventory, net	2,090,419	1,043,540
Prepaid expenses	92,264	186,086
Total current assets	2,934,031	7,609,953

Non-current assets
Property, plant and equipment, net	5,967,891	6,112,215
Goodwill, net	1,634,079	1,634,079
Other assets	63,549	70,000
Other long-term receivable	—	170,000
Total non-current assets	7,665,519	7,986,294

Total assets	$10,599,550	$15,596,247

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$391,635	$1,022,268
Accrued liabilities	620,957	578,134
Accrued dividends payable	—	172,603
Related party payable	—	365,394
Current portion of long-term debt	—	750,250
Note payable – stockholder	—	908,900
Total current liabilities	1,012,592	3,797,549

Long-term debt ($2,603,572 available under $5,000,000 line of credit)	2,396,428	3,503,454
Deferred tax liability	214,418	530,662
Total long-term liabilities	2,610,846	4,034,116
Total liabilities	3,623,438	7,831,665

Commitments and contingencies

Stockholders’ equity
Preferred stock (liquidation preference $10,500,000), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5 stated value, 10% dividend	2,334,785	2,334,785
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,050,000 shares issued and outstanding	505	505
Additional paid-in capital	5,794,036	5,794,036
Accumulated deficit	(1,153,214)	(364,744)
Total stockholders’ equity	6,976,112	7,764,582

Total liabilities and stockholders’ equity	$10,599,550	$15,596,247

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$1,192,169	$1,258,037	$3,266,716	$3,672,253

Cost of goods sold	796,849	835,223	2,416,739	2,378,067

Gross profit	395,320	422,814	849,977	1,294,186

Selling, general and administrative expenses	666,000	675,513	1,978,698	1,488,971

Loss from operations	(270,680)	(252,699)	(1,128,721)	(194,785)

Other income (expense)
Interest expense	(40,531)	(126,820)	(183,759)	(383,135)
Rent income	152,475	158,580	457,766	475,742
Total other income	111,944	31,760	274,007	92,607

Loss before income taxes	(158,736)	(220,939)	(854,714)	(102,178)

Income tax benefit – deferred	58,732	—	316,244	—
Income tax benefit – pro forma	—	82,000	—	38,000
Total income tax benefit	58,732	82,000	316,244	38,000

Net loss	$(100,004)	$(138,939)	$(538,470)	$(64,178)

Net loss before preferred stock dividends	$(100,004)	$(138,939)	$(538,470)	$(64,178)

Preferred stock dividends - paid	—	—	(250,000)	—
Preferred stock dividends - arrears	(250,000)	—	(500,000)	—
Total preferred stock dividends	(250,000)	—	(750,000)	—

Net loss available to common shareholders	$(350,004)	$(138,939)	$(1,288,470)	$(64,178)

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.26)	$(0.02)

Basic and diluted weighted average common shares outstanding	5,050,000	3,500,000	5,050,000	3,500,000

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities
Net loss	$(538,470)	$(102,178)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	176,666	176,879
Deferred income taxes	(316,244)	—
Changes in assets and liabilities
Accounts and other receivables	(315,153)	100,401
Inventory	(1,046,879)	280,074
Prepaid expenses	93,822	(12,775)
Other long-term assets	—	(479,602)
Accounts payable – trade	(630,633)	(47,468)
Accrued liabilities	42,823	(116,746)
Related party payable	(195,394)	—
	(2,190,992)	(99,237)
Net cash used by operating activities	(2,729,462)	(201,415)

Cash flows from investing activities
Purchase of property, plant and equipment	(18,220)	(32,200)
Net cash used in investing activities	(18,220)	(32,200)

Cash flows from financing activities
Net proceeds from revolving line of credit	2,396,428	—
Payments on long-term debt	(4,253,704)	(83,894)
Proceeds from note payable - stockholder	—	35,000
Payments on note payable - stockholder	(908,900)	—
Payment of financing costs	(7,671)	—
Proceeds from the issuance of stock	—	140
Payment of preferred stock dividends	(422,603)	—
Net cash used by financing activities	(3,196,450)	(48,754)

Net decrease in cash	(5,944,132)	(282,369)

Cash and cash equivalents - beginning of period	6,076,479	379,545

Cash and cash equivalents - end of period	$132,347	$97,176

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$323,706	$297,653

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Assignment of note receivable to major stockholder in satisfaction of related party payable	$170,000	$—

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Notes to Unaudited Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

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

The purchase of Stokes has been accounted for as a reorganization of companies under common control in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, in a manner similar to reverse acquisition accounting.  After completion of the public offering and issuance of preferred stock, the former sole stockholder of Stokes has voting control of approximately 58.2% of the outstanding capital stock of Centennial.  For this reason, Stokes Ellis Foods and Centennial are treated as being under common control for financial statement reporting purposes.  Accordingly, no goodwill has been recorded as a result of this business combination.  In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been consolidated for the three and nine months ended September 30, 2003 under the provisions of FASB Interpretation No. 46.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Interim Financial Information

The interim consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of the entire year.  The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Company’s annual Form 10-KSB filing.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

The Company had five customers that accounted for 25%, 17%, 13%, 13% and 12% of total sales for the three months ended September 30, 2004 and three customers that accounted for 32%, 18% and 11% of total sales for the three months ended September 30, 2003.  These five customers accounted for 36%, 12%, 5%, 12% and 9% of total accounts receivable at September 30, 2004.

The Company had four customers that accounted for 27%, 16%, 13% and 13% of total sales for the nine months ended September 30, 2004 and three customers that accounted for 27%, 16% and 12% of total sales for the nine months ended September 30, 2003.  These four customers accounted for 50%, 11%, 0.1% and 8% of total accounts receivable at December 31, 2003.

Income Taxes

The Company provides for income taxes utilizing the liability method.  Under the liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period.  Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.

Prior to the effective date of its initial public offering, the Company elected to be treated as a subchapter S corporation for income tax purposes.  Accordingly, taxable income and losses of the Company prior to the public offering is reported on the income tax returns of the Company’s stockholders.  Included in the consolidated statements of operations until the public offering in 2003, are pro forma income tax adjustments computed using the statutory rates in effect, which represent the federal and state tax provisions that would have been required had the Company been taxed as a C-corporation for the entire year.  The Company’s effective statutory rate based on pre-tax income on a pro forma basis would have been 37% for the three and nine months ended September 30, 2003.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the three months ended September 30, 2004 and 2003 were $115,428 and $27,027, respectively, and for the nine months ended September 30, 2004 and 2003 were $290,816 and $71,493, respectively.

Billback discounts, Promotional allowances, Cash discounts and Slotting fees

The Company offers various discounts and promotional allowances to customers.  These amounts are recorded as a decrease to sales in the period incurred.  The Company offered performance based billback discounts during the three and nine months ended September 30, 2004 in which retailers are given discounts once products are sold through store registers.  In addition, the Company pays slotting fees to customers to obtain shelf space in retail locations.  These one-time fees are non-refundable and are netted against sales in the period incurred.

Discounts, promotional allowances and slotting fees are summarized below for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Billback discounts	$173,720	$24,280	$261,212	$59,126
Promotional allowances	154,158	183,883	378,197	532,254
Cash discounts	24,243	22,366	65,929	63,455
Total discounts and Allowances	352,121	230,529	705,338	654,835
Slotting Fees	22,710	13,472	480,997	18,817
Total adjustments to gross sales	$374,831	$244,001	$1,186,335	$673,652

Note 2 - Long-Term Debt

In March 2004, the Company obtained a $5,000,000 senior revolving line of credit.  The revolving line of credit matures December 31, 2006 and accrues interest at the bank’s base rate plus 1.5%, or 6.5% at September 30, 2004.  The borrowing base is limited to the sum of 70% of the appraised value of the production plant, 75% of eligible accounts receivable and 50% of finished goods inventory.  Based upon these allowable percentages, the Company had $2,603,572 in funds available under the revolving line of credit at September 30, 2004.  The facility calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.  The facility is secured by a first mortgage on the production building.  The facility is also secured by substantially all assets of the Company, including accounts receivable and inventory, and an assignment of the co-packing agreement with its supplier.  The facility is also subject to certain restrictive covenants.

In March 2004, the Company used proceeds from this revolver to retire the notes payable to individuals and note payable to stockholder discussed in Note 3.  In addition, the Company retired the existing first mortgage note payable to a bank using initial public offering proceeds.

Long-term debt consists of the following at:

	September 30, 2004	December 31, 2003
Revolving line of credit payable to bank.	$2,396,428	$—
Mortgage payable to a bank. Paid in full during 2004.	—	3,503,454
Notes payable to two individuals. Paid in full during 2004.	—	335,250
Notes payable to various individuals. Paid in full during 2004.	—	415,000
	2,396,428	4,253,704
Less current portion	—	(750,250)
	$2,396,428	$3,503,454

At September 30, 2004, the Company had consolidated net worth of $6,976,112 which was below its bank’s required covenant level at the end of each quarter of $7,000,000.  The Company’s bank waived this requirement for the quarter ended September 30, 2004.

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

Note 4 - Commitments and Contingencies

Plant and Equipment Lease

In January 2001, the Company entered into a lease agreement with a lessee, the Company’s sole supplier and unrelated party, to lease the Company’s production plant and equipment.  The lessee is using the production plant and equipment to perform co-packing and warehousing operations for both the Company and other non-related entities.  Under the terms of the lease, the Company is to receive monthly payments of approximately $53,000, which includes property taxes and insurance.  The lease expires the later of January 26, 2006 or expiration or termination of the Co-Pack and Warehousing Agreement which has a current expiration of January 26, 2010.

The Company and the lessee are also parties to a Lease Override Agreement which requires additional payments based on profitability, as defined in the agreement, of the lessee’s co-packing and warehousing operations.  As of December 31, 2003, the Company had recorded a note receivable of $170,000 for such additional payments to be received from the lessee related to the lessee’s fiscal year ended June 30, 2003.  This additional payment was due to the Company’s majority stockholder as such income was earned by Stokes prior to its acquisition by the Company.  Accordingly, a payable to the Company’s majority stockholder of $170,000 was also recorded at December 31, 2003.  During June 2004, the Company recorded approximately $57,000 of additional rent income related to its share of the lessee’s estimated operating profits from its co-packing and warehousing operations for the fiscal year ended June 30, 2004.  The final amount due the Company is based upon the lessee’s audited financials which were not finalized at September 30, 2004.  For the period July 1, 2004 through September 30, 2004, it is estimated that the additional rent income based on profitability due the Company was not significant and, therefore, no amount was accrued as of September 30, 2004.

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

Co-Pack and Warehousing Agreement

In conjunction with the plant and equipment lease, the Company entered into a Co-Pack and Warehousing Agreement with the same lessee.  Under the terms of the agreement, the lessee will produce, package, and warehouse the products the Company sells and distributes.  As part of the agreement, the Company must purchase 585,053 12-pack (15 oz.) equivalent cases of product during each contract year or pay a shortage fee of $0.80 for every 12-pack (15 oz.) equivalent case short.  The Company recorded shortage fees of $81,874 and $16,841 for the contract years ended June 30, 2004 and 2003, respectively.  The Company recorded an estimated $6,400 in shortage fees for the three months ended September 30, 2004.  The Company must also pay a $0.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company’s shipping schedule.  The agreement has a current expiration date of January 26, 2010, but is automatically renewed for one additional year at June 30 of each year unless either party elects to terminate the renewal feature.

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

Purchase Commitments

The Company had outstanding purchase commitments for finished inventory as of September 30, 2004 and December 31, 2003 of $450,483 and $926,849, respectively.  The Company also had an outstanding purchase commitment as of September 30, 2004 of $248,000 for diced green chile, the primary ingredient in its green chile sauces.

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

In July 2004, the Company entered into a Memorandum of Understanding (“MOU”) with the lessee which included the possible sale of the Company’s production plant and equipment to the lessee.  Under the terms of the MOU, all prior claims between the Company and the lessee would be released.  The Company and the lessee have not reached definitive agreements under the terms of the MOU; however, both parties are continuing negotiations towards reaching a written agreement, which may or may not include the sale of the plant and equipment, and settlement of outstanding issues and claims.  The Company’s management and its outside legal counsel dispute the lessee’s claims and believe they are without merit.

Operating Lease

In May 2004, the Company entered into a lease agreement with an unaffiliated party for office space for its headquarters in Centennial, Colorado.  Under the terms of the lease, the Company must make monthly lease payments which range from $3,319 to $3,793 per month for a term of three years.

Note 5 - Related Party Transactions

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

Note 6 – Preferred Stock Dividends

The Company’s board of directors did not declare preferred stock dividends for the three months ended June 30, 2004 or the three months ended September 30, 2004 in order to preserve the Company’s consolidated net worth.  As the preferred stock dividends are cumulative dividends, $500,000 of dividends will be placed in arrearage increasing the original $10,000,000 liquidation preference on the preferred stock to $10,500,000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a specialty branded food company that is implementing its strategy to expand its distribution and sales of ethnic Southwestern sauces and food products in the growing Mexican food segment of the domestic food industry. Our Stokes and Ellis labels, two Southwestern brands, are each now nearly 100 years old and are well-recognized in our primary market of Colorado. Our best-selling products are our Stokes green chile sauces, offered in five varieties, four of which maintain the top four retail sales rankings in the Mexican sauce category in Colorado and all which are ranked among the 25 best selling Mexican food products retailed in Colorado, according to IRI, an independent market research firm. Our products are currently sold in leading grocery retailers, superstores and club stores such as Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Costco, through locations in Colorado, Arizona, California and a small number of major metropolitan markets in adjoining states.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2004 and 2003, the percentage of net sales represented by the specified items included in our unaudited consolidated statements of operations.  We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical consolidated results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	Consolidated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	66.4	74.0	64.8
Gross profit	33.2	33.6	26.0	35.2
Selling, general and administrative expenses	55.9	53.7	60.6	40.5
Income (loss) from operations	(22.7)	(20.1)	(34.6)	(5.3)
Total other income	9.4	2.5	8.4	2.5
Income tax benefit (expense)	4.9	6.5	9.7	1.0
Net income (loss)	(8.4)%	(11.0)%	(16.5)%	(1.8)%

Net Sales

Our net sales are comprised of gross sales reduced by promotional allowances, billback discounts, cash discounts and slotting fees.  The following table sets forth these components to provide a more thorough understanding of net sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Sales – Stokes	$1,158,703	$944,285	$3,288,020	$2,614,650
Sales – Ellis	408,297	557,753	1,165,031	1,686,822
Sales – Green’s Farm (1)	—	—	—	44,433
Gross sales	1,567,000	1,502,038	4,453,051	4,345,905
Less: Promotional allowances, billback discounts and cash discounts	352,121	230,529	705,338	654,835
Net sales before slotting fees	1,214,879	1,271,509	3,747,713	3,691,070
Less: Slotting fees	22,710	13,472	480,997	18,817

Net sales	$1,192,169	$1,258,037	$3,266,716	$3,672,253

(1)  Discontinued product line in 2003.

•                  Sales - Stokes – Sales of our Stokes green chile sauces increased $0.2 million or 22.7% for the three months ended September 30, 2004 over the same period in 2003. This increase was a result of our expansion efforts and reflects the addition of a new customer in California and limited reorders received from customers in California and Arizona.  Our expansion efforts have been slowed due to a number of residual factors associated with the four and one-half month Southern California grocery workers strike which was not resolved until first quarter 2004.  For example, retailers have been slow to achieve full shelf distribution of our products at their stores and some retailers who received our products during the second quarter of 2004 did not have their shelves fully stocked until September 2004.  Accordingly, sales of our products in the California market were adversely impacted for the three months ended September 30, 2004.

During the three months ended September 30, 2004, we conducted a number of “in-store” demonstrations, distributed coupons and placed newspaper advertisements throughout new markets.  We received favorable responses from consumers who tasted our products, received redemption on coupons distributed and increased consumer sales volume through advertisements placed with retailers.  Beginning in October 2004, we are launching our “consumer trial program” whereby we will give California retailers additional promotional allowances and discounts on our products in order to obtain favorable shelf prices to attract consumer trial of our products.  We believe this consumer trial program will provide a number of benefits.  First, we believe it will provide for a better utilization of resources compared to traditional marketing efforts, as we expect to have broader product exposure to more consumers with retailer advertisements and promotions associated with this campaign.  Secondly, it will offer us a “mass sampling” campaign whereby consumers will be able to purchase our products at an attractive introductory price.  We are hopeful that this consumer trial program will expand consumer trial and ultimate repurchase since it is our belief that once a consumer tries our premium Stokes green chile sauces they will continue to buy our product.  Finally, we have recently completed all work on our label redesign and have produced inventory using the new label.  As part of this campaign, we are introducing the new label into the California market.  We expect this consumer trial program will run for approximately three months at each of our retailers’ stores in California.  Since some programs do not begin until November 2004, the consumer trial program may run until February 2005 in some locations.  As a result of implementing this consumer trial program, we believe sales of our premium Stokes green chile sauces should increase over the next 3 to 6 months.

Sales of our Stokes green chile sauces increased $0.7 million or 25.8% for the nine months ended September 30, 2004 over the same period in 2003. This increase reflects our expansion efforts into California and Arizona.  As of September 30, 2004, we have sold our green chile sauces to Kroger, Safeway and Albertsons affiliates in Arizona, Southern California and Northern California as well as a number of independent grocers and distributors representing an increase of over 1,700 stores compared to the same period in 2003.  We are now seeing full distribution of our products to these retailers and believe sales of Stokes products should increase over the next 3 to 6 months as a result of this full distribution as well as implementation of our consumer trial program.

•                  Sales – Ellis – Sales of our Ellis branded products continued to decrease as a result of our efforts to reduce sales of low-margin products.  Cost increases from our supplier as well as strong price competition in the commodity products category, in which many Ellis products are classified, have resulted in some of the Ellis products no longer generating positive sales margins within certain markets and customers.  We made a concerted effort to eliminate sales of such products within those markets and customers, which has resulted in decreased sales of Ellis Products.  Sales of our Ellis products decreased $0.1 million or 26.8% for the three months ended September 30, 2004 compared to the same period in 2003.

Sales of our Ellis branded products decreased $0.5 million or 30.9% for the nine months ended September 30, 2004 compared to the same period in 2003. We anticipate sales of our Ellis products will continue to decrease somewhat throughout 2004 as compared to 2003 as we continue to focus on our core, higher-margin products.  We expect to continue offering the Ellis line of products to markets and customers that achieve positive sales margins.  We also expect to pursue new sales opportunities of Ellis branded products that can be achieved on a positive-margin basis.

•                  Promotional allowances, billback discounts and cash discounts – Promotional allowances and discounts increased $0.1 million or 52.7% for the three months ended September 30, 2004 compared to the same period in 2003.

Promotional allowances and discounts increased $0.05 million, or 7.7%, for the nine months ended September 30, 2004 compared to the same period in 2003.

These increases were primarily attributable to an increase in our billback discount reserve on sales made prior to September 30, 2004 whereby we offered additional billback allowances to retailers on product previously sold to them and in their inventory.  This increase in the billback discount reserve was required as a result of the consumer trial program we are launching in California beginning in October 2004 which requires us to provide the retailers increased promotional billback discounts in order to obtain the desired shelf price.  We expect promotional allowances and billback discounts will increase during the remainder of 2004 to the extent we are successful in implementing our consumer trial program throughout California.

•                  Net sales before slotting fees – Net sales before slotting fees decreased $.06 million for the three months ended September 30, 2004 compared to the same period in 2003.  This decrease was primarily a result of reduced sales of the Ellis line of products as well as the increase to the billback discount reserve required as a result of the consumer trial program we are implementing in California beginning in October 2004.  We sold 77,986 cases of product in the three months ended September 30, 2004 compared to 82,423 cases in the same period in 2003.  This decrease in cases sold reflects our focus on the core Stokes green chile sauces while reducing low margin sales of the Ellis branded products. Average net sales price before slotting fees for the three months ended September 30, 2004 increased approximately $0.09 per case over the same period in 2003.

Net sales before slotting fees increased $0.06 million for the nine months ended September 30, 2004 compared to the same period in 2003.  This increase was attributable to our expansion efforts in Arizona and California, but the increase was negatively impacted by reduced sales of the Ellis line of products as well as the increase to the billback discount reserve required as a result of the consumer trial program we are implementing in California beginning in October 2004.  We sold 227,040 cases of product in the nine months ended September 30, 2004 compared to 246,243 cases in the same period in 2003.  This decrease in cases sold reflected our focus on the premium Stokes green chile sauces while reducing sales of low margin Ellis branded products.  Average net sales price before slotting fees for the nine months ended September 30, 2004 increased approximately $1.50 per case over the same period in 2003.  This was further indicative of our sales focus on higher margin products, specifically, the premium Stokes green chile sauces.  We expect net sales before slotting fees to increase throughout the remainder of fiscal 2004 as we implement our consumer trial program in the California market; however, this increase will be negatively impacted by the increased promotional allowances and billback discounts we offer retailers through this program.

•                  Slotting fees – Slotting fees increased slightly for the three months ended September 30, 2004 compared to the same period in 2003 as we were able to slot our products into an additional retailer in the California market.

Slotting fees increased significantly during the nine months ended September 30, 2004 primarily as a result of our expansion into the California market. We paid slotting fees totaling $0.5 million to obtain shelf space in retail grocery stores in new markets compared to a nominal amount in the same period in 2003.  We did not actively pursue slotting new items in 2003 prior to our public offering due to our focus on developing consumer and brand programs.  We are now spending a portion of the proceeds from our initial public offering toward payment of slotting fees to obtain shelf space in grocery stores. We anticipate we will continue to pay slotting fees over the next 18 to 24 months as we continue executing our expansion strategy.

•                  Net sales - Net sales for the three months ended September 30, 2004 decreased $0.07 million compared to the same period in 2003.  This decrease was primarily attributable to the increase in the billback discount reserve required for the consumer trial program slated to begin in October 2004 throughout the California market.

Net sales for the nine months ended September 30, 2004 decreased $0.4 million compared to the same period in 2003.  This decrease was primarily a result of $0.5 million in slotting fees paid in 2004 to obtain shelf space in retail grocery stores in expansion markets.  We expect net sales will increase during the remainder of 2004 as we implement our consumer trial program in the California market; however, any increase will be negatively impacted by the increased promotional allowances and billback discounts we offer retailers through this program.

Gross profit

Gross profit decreased $0.03 million, or 6.5% for the three months ended September 30, 2004 compared to the same period in 2003.  In addition, gross profit as a percentage of net sales decreased 0.4% to 33.2% for the three months ended September 30, 2004 compared to the same period in 2003.  This decrease in gross profit and gross profit as a percentage of sales was primarily attributable to the increase in the billback discount reserve required as a result of our consumer trial program we are launching in California beginning in October 2004.

Gross profit decreased $0.4 million, or 34.3% for the nine months ended September 30, 2004 and decreased 9.2% to 26.0% as a percentage of net sales compared to the same period in 2003.  These decreases were primarily attributable to $0.5 million in slotting fees paid and the increase to the billback discount reserve.  The consumer trial program we are launching in October 2004 will have a negative impact on our gross profit as a percentage of net sales during the remainder of 2004 due to the increased promotional allowances and billback discounts we will offer retailers through this program.  However, it is our longer term goal to increase sales and gross profit significantly as a result of this program.

Cost of goods sold

Cost of goods sold decreased $0.04 million for the three months ended September 30, 2004 compared to the same period in 2003 even though gross sales increased during the period. As a percentage of net sales, our cost of goods sold increased slightly to 66.8% in the three months ended September 30, 2004 from 66.4% in the same period in 2003.  This increase was primarily attributable to an increase in the billback discount reserve during the three months ended September 30, 2004 which was partially offset by an emphasis on higher profit, key products being sold, which directly reduces cost of goods sold as a percentage of net sales.

Cost of goods sold increased $0.04 million for the nine months ended September 30, 2004 compared to the same period in 2003. As a percentage of net sales before slotting fees, cost of goods sold were 64.5% for the nine months ended September 30, 2004 compared to 64.3% for the same period in 2003.  As a percentage of net sales, our cost of goods sold increased to 74.0% for the nine months ended September 30, 2004 from 64.8% in the same period in 2003.  This increase was primarily attributable to $0.5 million of slotting fees paid and the increase to the billback discount reserve during the nine months ended September 30, 2004 which were both recorded as a reduction of sales.  This increase was partially offset by an emphasis on higher profit, key products being sold, which directly reduces cost of goods sold as a percentage of net sales.  We expect that our cost of goods sold will increase on an absolute basis in future periods as we increase sales through our planned expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased slightly for the three months ended September 30, 2004 compared in the same period in 2003. This decrease was primarily comprised of a decrease in consulting fees which was offset by an increase in costs associated with being a public company, which include directors and officers insurance, shareholder relations and accounting and legal fees.  Legal fees also increased due to a proposed transaction with our tenant and sole supplier.

Selling, general and administrative expenses increased $0.5 million, or 32.9%, to $2.0 million for the nine months ended September 30, 2004 from $1.5 million in the same period in 2003. This increase was attributable to increased selling and marketing spending of $0.3 million in the nine months ended September 30, 2004 associated with our expansion into new markets.  Further, directors and officers insurance, shareholder relations and accounting and legal fees increased $0.4 as a result of additional costs associated with being a public company.  These increases were offset by a decrease of $0.2 million in consulting fees.  We expect selling, general and administrative expenses to remain flat during the remainder of 2004 as compared to the quarter ended September 30, 2004.

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

Income (loss) from operations

Loss from operations remained relatively flat for the three months ended September 30, 2004 compare to the same period in 2003.

Loss from operations increased $0.9 million to $1.1 million for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily attributable to slotting fees of $0.5 million and an increase in selling, general and administrative expenses of $0.5 million.

Other income and (expenses)

Other income consisted of rental income, supplier EBITDA sharing income and production shortfall fees, all of which are related to the Building and Equipment Lease and Co-Pack and Warehousing Agreements with Hoopeston Foods Denver Corporation (Hoopeston).  Other income remained constant at $0.15 million for the three months ended September 30, 2004 and 2003 and primarily represents rental income.

Other income remained constant at $0.5 million for the nine months ended September 30, 2004 and 2003.  In June 2004, we recorded additional rent income of approximately $57,000 which represented our estimated share of Hoopeston’s EBITDA for their fiscal year ended September 30, 2004.  In addition, during June 2004, we recorded production shortfall fees of approximately $82,000 related to Hoopeston’s fiscal year ended September 30, 2004.

Other expenses were comprised entirely of interest expense and decreased $0.1 million for the three months ended September 30, 2004 compared to the same period in 2003.  Other expenses decreased $0.2 million for the nine months ended September 30, 2004 compared to the same period in 2003.  These decreases were a direct result of retiring the mortgage on our production plant using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit we obtained in March 2004.

Net loss before income taxes

Net loss before income taxes decreased $0.06 million to a $0.16 million loss before income taxes for the three months ended September 30, 2004. This decrease was primarily attributable to reduced interest expense of $0.1 million.

Net loss before income taxes increased $0.8 million for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was primarily attributable to $0.5 million in slotting fees paid to secure shelf space in expansion markets and increased selling, general and administrative expenses of $0.5 million.  These increases were offset by a decrease in interest expense of $0.2 million.

Income tax expense

We have included pro forma income tax adjustments computed using the statutory rates in effect for the three and nine months ended September 30, 2003 which represent the federal and state tax provisions that would have been required had the Company been taxed as a C-corporation during that period.  The increase in income tax benefit of $0.3 million for the nine months ended September 30, 2004 was directly attributable to lower income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

The following data summarizes our contractual obligations and commitments as of September 30, 2004:

	Payments due by periods
		Within	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)
Contractual obligations:
Long-term debt	$2,441	$—	$2,441	$—	$—
Operating leases	111	41	70	—	—
Purchase obligations	698	698	—	—	—
Production obligations	2,459	431	936	936	156
Total contractual cash obligations	$5,709	$1,170	$3,447	$936	$156

Long-term debt:  Long-term debt at September 30, 2004 consisted of $2.4 million in advances under our $5.0 million senior revolving line of credit obtained in March 2004 which matures December 31, 2006. We intend to use this line of credit to fund our working capital requirements.  As of September 30, 2004, we have $2.6 million available under this line of credit to fund further market expansion and operations.

Operating leases:  Operating leases at September 30, 2004 consisted of an office space lease for our headquarters in Centennial, Colorado.

Purchase obligations:  Purchase obligations above include $0.45 million of costs of inventory items we have requested and authorized Hoopeston to produce for us as of September 30, 2004 which have not been billed to us by Hoopeston.  The product has not been billed to us because Hoopeston has either not yet produced the inventory or, if product has been produced, it has not been released from its 10 day production hold.  Purchase obligations also include an outstanding purchase commitment with an unaffiliated party as of September 30, 2004 of $0.25 million for diced green chile, the primary ingredient in our green chile sauces.

Production obligations:  Production obligations represent minimum production requirements under our co-pack contract with Hoopeston.  We are required to purchase a minimum of 585,053 cases from Hoopeston in any contract year.  If we fall below the 585,053 case minimum, then we are required to pay a penalty of $0.80 for each case by which we fall short of the 585,053 case minimum.  As we have production completed by Hoopeston, this shortfall production obligation is reduced.  We paid Hoopeston $81,871 and $16,841 in shortfall penalties for the contract years ended June 30, 2004 and 2003, respectively.

Capital expenditures:  We do not currently anticipate any significant capital expenditure requirements during the next twelve months.

Sources and Uses of Cash

Our principal sources of liquidity as of September 30, 2004 consisted of $0.1 million in cash and cash equivalents and $2.6 million available under our senior revolving line of credit.  We generate cash through product sales and lease of our plant and equipment.  We require capital to finance inventory and accounts receivable, pay slotting fees to grocery chain retailers, pay operating costs, pay interest on our existing debt obligations and pay dividends on our preferred stock.  We believe we have sufficient cash and liquidity available to meet our operating and expansion needs for at least the next twelve months.

Operating:  Net cash used by operating activities was $2.8 million for the nine months ended September 30, 2004, consisting primarily of $0.9 million loss before taxes generated from payment of slotting fees of $0.5 and payment of public company costs of $0.5, financing of accounts receivable, build-up of inventory for our expansion into new markets, build-up of inventory in order to mitigate the risk of an interruption in supply due to uncertainties with our sole supplier, payment of aged accounts payable to Hoopeston in order to avoid finance charges, payment of accrued interest on shareholder and other individual lenders notes and payment of related party payable outstanding at December 31, 2003.

Financing:  Net cash used by financing activities was $3.2 million for the nine months ended September 30, 2004 and was comprised of payoff of all outstanding long-term debt using proceeds from the initial public offering and revolving line of credit, as well as payment of preferred stock dividends for the fourth quarter of 2003 and first quarter of 2004.

We entered into a senior credit agreement with Heartland Bank in March 2004 for borrowings up to an aggregate amount of $5.0 million.  Under the senior credit agreement, the lender has advanced us $2.4 million through a senior secured revolving credit facility, which was used to retire promissory notes payable to various individuals, including our majority stockholder. At the same time we obtained the senior revolving line of credit, we also retired the existing first mortgage on our production facility, then totaling $3.5 million, using proceeds of our initial public offering. The senior secured revolving credit facility matures on December 31, 2006.

Borrowings under this facility bear interest, payable monthly, at the bank’s base rate plus 1.5%; however, the rate will never be lower than 5.5% per annum.  At September 30, 2004, the interest rate was 6.5% per annum.  Under the terms of the revolver, we can borrow up to the sum of 70% of the appraised value of the production facility owned by us, 75% of eligible accounts receivable and 50% of finished goods inventory.  The facility also calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.

We may prepay borrowings under the senior credit agreement in whole or in part, in minimum amounts and subject to other conditions set forth in the amended and restated senior credit agreement. We are required to make mandatory prepayments to the lender from:

•   the net cash proceeds from asset sales in particular circumstances specified in the senior credit agreement; and

•   the net cash proceeds from new debt issuances in particular circumstances specified in the senior credit agreement.

Our obligations under the revolving credit line are secured by a first mortgage on the production plant, a security interest in substantially all of our assets and an assignment of our co-packing agreement with Hoopeston.

The senior credit agreement includes two financial covenants. We cannot permit, without the bank’s approval, at the end of each fiscal quarter:

•   our consolidated net worth (stockholders’ equity less treasury stock plus declared and unpaid preferred stock dividends) to be less than $7 million;

•   our ratio of consolidated senior debt service plus dividends paid to consolidated EBITDA for the trailing four quarters to exceed the ratio of 1.5 to 1.  Compliance under this covenant does not commence until the quarter ending September 30, 2004 and only then includes the trailing quarters beginning with the quarter ending September 30, 2004.  Furthermore, compliance under this covenant only applies to the extent the total outstanding principal balance under the revolving credit facility has exceeded $3 million.  This covenant was not applicable at September 30, 2004 since we have not exceeded $3 million in borrowings under this line of credit.

The senior credit agreement also contains customary covenants, including limitations on Centennial’s ability to incur debt, and events of default, including a change of control, as defined in the senior credit agreement. The senior credit agreement also limits Centennial’s ability to pay dividends under specified circumstances.

At September 30, 2004, our consolidated net worth was $6,976,112 which was slightly below our bank’s required covenant level at the end of each quarter of $7,000,000.  This requirement was waived by the bank for the quarter ended September 30, 2004.  We intend to continue to monitor our compliance with the $7,000,000 covenant.  In the event we are below the required level at a future date, we expect to work closely with the bank to waive or amend the required consolidated net worth covenant.

Our board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004 or September 30, 2004 in order to preserve our consolidated net worth.  Preferred stock dividends will be placed in arrearage as they are cumulative dividends.  Our board of directors has determined it will not declare any preferred stock dividends until we have adequate consolidated net worth to maintain compliance with the $7,000,000 consolidated net worth covenant in our bank loan agreements.

Debt Instruments, Guarantees and Related Covenants

Except as otherwise described in this Form 10-QSB, we have no debt instruments, guarantees or related covenants.

Cash Management

We believe that cash on hand, $2.6 million in cash availability under our senior revolving line of credit and cash flow from operations will be adequate for us to meet our anticipated working capital requirements for at least 12 months. Although the line of credit adds to our financial flexibility, we do not anticipate that we will need to utilize the full amount available to meet our cash needs over the next 12 months.  The interest rate on the revolving line of credit was 6.5% at September 30, 2004 which was considerably below the 12% rate we were charged by our majority stockholder and the 10% to 12% rates we were charged by the other individual lenders before we repaid these loans using proceeds from the revolving line of credit in March 2004.  Following our initial public offering, we were able to attain lower interest rates based upon our improved liquidity.  These payoffs resulted in interest expense savings of $0.1 million for the three months ended September 30, 2004.

Other

From time to time, we may evaluate potential acquisitions of complementary companies or brands in the ordinary course of business. We have no current plans, agreements, commitments or understandings, and are not currently engaged in negotiations concerning any such transaction. Any such acquisition would be made using our stock, selling additional shares of our stock or by incurring or assuming additional debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives of our depreciable assets and the evaluation of assets for impairment, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing arrangements, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty and, therefore, actual results could differ from our estimates. As of and for the three and nine months ended September 30, 2004 and 2003, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on our financial position or results of operations if actual results differ from our estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We generate revenues from sales of our products to grocery chains, superstores and club stores, as well as wholesalers that sell in turn to these customers. Net sales represent gross revenues less estimated returns, promotional allowances and billback discounts. Revenues from the sale of our products to our customers are recognized at the time of shipment. When a food broker assists in the sale of products to grocery chains, superstores, or club stores, the food broker does not take title to our products and shipment takes place only as directed by the customer. Wholesalers take title to products they purchase and direct us when to make shipment. Most retailers and wholesalers have the right to return products to us that are damaged, beyond their shelf life or are discontinued. Such returns were approximately 1% of net sales for the three and nine months ended September 30, 2004 and 2003. Management monitors returns on a regular basis and as we implement our sales initiatives, we may increase our estimates for damaged, expired shelf life or discontinued products subject to return. Although we have legal rights to deny our retailers the right to return products that are salable, as a practical matter we could be forced to accept returns from retailers that insisted on returning products to us.

We have the right to return any spoiled or contaminated products to Hoopeston for credit. These returns have been immaterial in the past.

Food manufacturers, including us, have historically paid promotional allowances and offered “billback” discounts to grocery retailers, food service companies and wholesalers. Billback discounts are generally offered for monthly or quarterly purchases of food or beverage products reaching predetermined volumes. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The SEC has announced formal investigations and informal inquiries of accounting practices at several national food service companies and wholesalers that are centered on the payment of, and accounting treatment given to, promotional allowances and billback discounts. We estimate that less than 5% of our sales for the three and nine months ended September 30, 2004 were to food service companies. Shipments to wholesalers account for approximately 20% of our sales. We are not currently aware of any regulatory inquiry involving promotional allowances or billback discounts offered by us to our limited base of food service customers or wholesalers and we believe promotional allowances and billback discounts we have paid in the past conformed to applicable law. We have paid promotional allowances, as well as slotting allowances to secure shelf space in grocery stores, and have offered billback discounts to customers in the past. We expect to offer such allowances and discounts in the future to customers that customarily seek such allowances and discounts, in a manner consistent with applicable antitrust and other laws. These promotional allowances, billback discounts and slotting fees are netted against revenues in the period incurred.

In November 2001, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board (FASB) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” codifying certain other previously issued EITF pronouncements. This pronouncement requires that discounts such as off-invoice promotions and coupons, and amounts paid to retailers to advertise a company’s products such as fixed trade promotions, be recorded as a reduction of sales. We are recording our off-invoice promotions and fixed trade promotions amounts as a reduction of sales in accordance with the EITF. EITF 01-09 neither prevents nor allows for capitalization of slotting fees. Slotting fees are paid to obtain shelf space in retail locations and such fees are netted against revenue as they are incurred. Slotting fees that were netted were negligible for the three months ended September 30, 2004 and $0.5 million for the nine months ended September 30, 2004 and were negligible for the same periods in 2003. We may incur additional slotting fees during the remainder of fiscal 2004 as we implement our planned sales efforts.

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

Accounts Receivable

The majority of our trade accounts receivable are due from large, national grocery chains.  We assess the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. Our estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. We review trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that additional allowances might be required. We have historically not had to write-off material accounts receivable, although this is subject to change.

Inventories and related allowance for slow-moving, excess, discontinued and shelf life expired inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess, discontinued, shelf life expired inventories and an estimate for re-label costs associated with introduction of our newly redesigned label. Our estimate for such allowance is based on our management’s review of inventories on hand compared to estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, inventory write-downs may be required. We closely monitor our inventory and related shelf lives and have historically rarely experienced occurrences of obsolete inventory or returns of products that have exceeded their shelf life.

Long-Lived Assets

The Company depreciates long-lived assets principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates, particularly in the Company’s significant long-lived assets such as land improvements, buildings and equipment. Factors such as the conditions in which the assets are used, availability of capital to replace assets and frequency of maintenance can influence the useful lives of these assets. The Company incurred depreciation expense of approximately $0.2 million for the nine months ended September 30, 2004 and 2003.

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

Accounting for Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement continues to require recognition of goodwill and other identifiable intangible assets with indeterminate lives as long-term assets, but requires such assets to be tested for impairment using a fair value-based approach. Our ownership interest in Stokes Canning Company has been reflected at the cost basis of Stokes Canning Company which included goodwill, and does not reflect any adjustment to record the fair value of the assets. We are obligated to evaluate the carrying value of goodwill for impairment in future periods in accordance with SFAS No. 142. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the estimated fair value of the asset. We have determined that there was no impairment necessary as of September 30, 2004.

Accruals for estimated liabilities

Accruals for estimated liabilities resulting from the normal course of business will be recorded in the period in which the liability arises. The adequacy of these accruals will be evaluated periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations.

Research and development

Research and development expenses include costs associated with the formulation, development, and testing of our Stokes and Ellis products. Research and development costs are expensed as incurred and included in selling, general and administrative expenses.  Such costs were nominal in each of the three and nine months ended September 30, 2004 and 2003.

Income taxes

Stokes Ellis Foods and Centennial previously elected for federal and state income tax purposes to be treated as subchapter S corporations under the Internal Revenue Code and comparable state tax laws. The completion of the initial public offering caused the automatic conversion of Centennial from subchapter S corporation to a C corporation. Any subchapter S corporation income tax benefits or detriments of Stokes Ellis Foods, Inc. have accrued to the pre-initial public offering stockholders and do not belong to us.

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

We may also encounter market risks arising from fluctuations in commodity prices and fuel costs. We do not currently utilize hedging, swap, derivatives or other instruments to mitigate these market risks. Changes in commodity prices have the greatest potential to materially impact our business. Although Hoopeston seeks to buy commodities and ingredients from a number of domestic suppliers, adverse weather or poor harvests in one region of the country often have material impacts on commodities prices elsewhere. As a result, we expect that we will continue to encounter material market risks from changes in commodity and ingredient prices. We may seek to manage this risk in the future by entering into futures contracts but believe that our sales volume must increase significantly before we would use futures contracts. In addition, some types of commodities may be available from limited sources or collectively account for a small portion of our product ingredients, meaning that we cannot cost-effectively mitigate the risk of price changes for these ingredients.

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

Increases in prices of raw materials and energy, including commodities such as steel and energy sources such as natural gas, are expected to impact costs of raw materials for our industry.  We were notified during the first quarter of 2004 that Hoopeston’s can supplier has implemented a 6% price increase for cans that it ships to Hoopeston, which Hoopeston expects to pass on to us in the near future.  Additionally, as our co-pack agreement with Hoopeston is a “cost plus” contract, increases in natural gas prices will impact the production costs that we must pay to Hoopeston.  We anticipate that our production and manufacturing costs, as well as those paid by other companies in our industry, will be increasing through 2004 due to these factors.  To the extent produce growers are also able to pass on increases in cost of growing, harvesting and delivering produce used in our products, our raw material costs and the raw material costs paid by our competitors may also increase.  If we cannot raise product prices to our customers in amounts sufficient to recover these increased costs, our margins and results of operations may be materially adversely impacted.  We cannot assure that we will be able to raise our prices in amounts sufficient to offset, wholly or partially, increased costs we may incur.

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

OTHER MATTERS

Lessee Items

In July 2004, we entered into a Memorandum of Understanding (“MOU”) with our lessee which included the possible sale of our production plant and equipment to the lessee.  Under the terms of the MOU, all prior claims between us and the lessee would be released and certain amendments made to our Co-pack Agreement with the lessee.  We have not reached definitive agreements under the terms of this MOU; however, both parties are continuing negotiations toward reaching a written agreement, which may or may not include sale of the plant and equipment, and settlement of all the outstanding issues.

In the event we are unable to resolve our differences, we expect to vigorously defend the previously disclosed unquantified claim of misrepresentation by our outside legal counsel related to the Contract Amendment from March 2004 and the demand claim for approximately $400,000 against us related to payment of costs associated with a wastewater treatment project at the Denver production plant raised by our lessee and pursue our counterclaims against the lessee.  We are working with our lessee to resolve these issues surrounding these claims; however, we cannot assure we will be able to resolve these claims.  If we do not resolve these claims, resulting events could materially adversely impact our production, financial condition and operating results.

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

If our lessee is inefficient in its operation of our plant or if the lessee were to lose a major customer, the cost of our products could increase as our co-packing arrangement is a cost plus agreement.  We are not currently aware of the potential loss of any of our lessee’s customers. However, we cannot assure that our lessee will maintain its existing customer base or profitably operate our plant which could result in significant increases in our product costs.  We believe alternative suppliers for our products are available and could mitigate the impact of increased costs from our supplier.

Dependence on Material Customers and Suppliers

Our business depends on a limited number of material customers and suppliers. The loss of a material customer would have a material adverse impact on our operating results. Our customers can generally stop purchasing products from us at any time and on minimal or no notice. Likewise, Hoopeston purchases ingredients from suppliers using purchase orders and neither we nor Hoopeston have any long-term arrangements with suppliers. Our production agreement with Hoopeston currently expires January 26, 2010, with automatic one year extensions at the end of each contract year unless either party elects to terminate the renewal feature. Hoopeston may terminate the production agreement on written notice, as we are also permitted to do, in the event of a material breach continuing after written notice that is not cured or waived.

In the three months ended September 30, 2004, we derived approximately 80% of our sales from six customers, Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Associated Foods, which was up from 67% in fiscal 2003.  The increase was due to the addition of new stores in our expansion markets which are covered by these customers. We expect that each of these customers will account for in excess of 10% of our sales during the year ending December 31, 2004. The loss of any of these customers would have a significant negative impact on our business and results of operations.  Additionally, should market events occur that impact our key customers, we may face increased costs of doing business with these customers, including higher promotion levels and advertising costs.  Such cost increases would adversely impact our operating margins.

Hoopeston depends on a limited number of significant suppliers for our products. These suppliers are growers and can manufacturers or their representatives who supply produce, commodities and cans to make our products. We believe that alternate sources of supply are available if a relationship with one of these suppliers was terminated. Supply disruptions could adversely impact our results of operations if alternate sources of supply are unavailable on short notice, if at all. Hoopeston purchases cans and labels for our products from two suppliers and we believe that alternate sources of supply for these materials can be located on relatively short notice.

Hoopeston currently relies on two suppliers for purchases of green chiles used in our products. Although Hoopeston has not experienced any difficulty in obtaining green chiles from these suppliers, a sustained interruption in the supply of green chiles for any reason would seriously harm our business. Neither we nor Hoopeston have contracts with these suppliers extending past one year, so the price of green chiles sold to us or Hoopeston for use in our products may increase from year to year or the quantity of green chiles supplied could be curtailed at any time. Difficulties in obtaining green chiles or the imposition of import quotas on agricultural products generally or green chiles in particular could also materially harm our business or increase the production costs we pay to Hoopeston.

Grocery Worker Strikes

The four and one-half month Southern California grocery worker strike has had a significant impact on the retailers in Southern California.  The strike delayed our ability to efficiently and effectively get our products placed on the retailers’ shelves due to retailer staffing constraints.  Certain of the largest retailers in the Colorado market are in current negotiations with the Colorado grocery worker’s union.  The grocery workers have delayed a possible strike which was initially targeted to begin on September 11, 2004.  The parties are continuing their negotiations, but we cannot be assured the strike will be avoided.  In the event the workers strike, sales of our products could be negatively impacted in our largest market as the retailers may not have staffing to keep the shelves adequately stocked.  Furthermore, some grocery shoppers may be reluctant to cross picket lines to shop at the retailers’ stores which could reduce our sales.

Consumer Acceptance of Our Products

We are beginning to see an increase in consumer purchases of our products in our new markets as our products are reaching full shelf distribution and through increased exposure from previous marketing efforts.  We are launching our consumer trial program, along with other marketing efforts, which seek to increase consumer trial of our products through a reduced introductory price at the shelf.  However, we cannot be assured that this marketing program, or subsequent marketing efforts, will be successful in generating continued, sustainable sales levels in new markets.  In the event we are unable to sustain acceptable sales volumes in the next 6 to 9 months, some retailers in our new markets could discontinue some or all of our products.  With the assistance of our broker network, we believe we could negotiate this with the retailers, but we cannot control the retailers’ ultimate decisions.  In the event any of our products are discontinued in any of the stores in our new markets, sales of our Stokes green chile products will be negatively impacted.

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

FORWARD-LOOKING STATEMENTS

Certain statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “ - Critical Accounting Policies and Estimates,” “ - Results of Operations,” “ - Recent Accounting Pronouncements,” and “Liquidity and Capital Resources,” and elsewhere in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include our expectations with respect to industry growth trends, effect of changes in the retail grocery industry on our sales, use of estimates for revenue recognition, other estimates used for accounting purposes, corporate cost structure, our entry into new markets, our ability to obtain new grocery, superstore and club store customers and expanding our sales to existing and new customers, our ability to secure and keep shelf space allocated to our products, the impact of operational and financial difficulties experienced with Hoopeston and related increases in our costs of production, effect of adoption of recent accounting pronouncements, overall operating results and the availability of capital.

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

In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption “Factors That May Affect Future Operating Results, Financial Condition or Business” in our Form 10-KSB for the year ended December 31, 2003, and the factors described in this Form 10-QSB. All forward-looking statements attributable to us are expressly qualified by the cautionary statements set forth in such factors.  We caution you not to place undue reliance on our forward-looking statements. Except as required by law, we do not intend to update or revise any of our forward-looking statements to conform these statements to actual results.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

Use of Proceeds

We registered and sold 1,550,000 shares of our common stock to the public at an aggregate offering price of $7.75 million, or $5.00 per share, pursuant to a registration statement that was declared effective on October 29, 2003.  The offering was completed and has terminated.  The lead underwriter of the offering was J.P. Turner, L.L.C.

Net proceeds to us were $5.79 million after deduction of underwriters’ commissions and other issuance costs.  Through September 30, 2004, we applied our net proceeds as follows:

	Intended use of proceeds	Actual use of proceeds through September 30, 2004
	(in millions)	(in millions)
Retirement of plant mortgage	$3.60	$3.60
Payment of slotting fees	.81	.49
Marketing, advertising and promotion costs	.95	.95
Working capital	.43	.43
	$5.79	$5.47

Item 3.   Defaults Upon Senior Securities

We have $500,000 of preferred stock dividends in arrears as our board of directors did not declare any preferred stock dividends for the three months ended June 30, 2004 or the three months ended September 30, 2004 in order to preserve our consolidated net worth.  The preferred stock dividends will be placed in arrearage as they are cumulative dividends; however, our board of directors will not declare and we will not pay any preferred stock dividends until we have adequate consolidated net worth to maintain our consolidated net worth covenant with our bank.

Item 4.  Submission of Matters to a Vote of the Security Holders

The Company’s annual meeting of stockholders was held Monday, August 23, 2004.  The items submitted to stockholders for vote were as follows:

1.             The election of four nominees to serve on the Company’s board of directors during 2004 and until the Company’s next annual meeting.

The vote tabulation with respect to each nominee was as follows:

	Common	Common
	Shares	Shares
	Voted For	Withheld

Jeffrey R. Nieder	4,729,798	8,714
Robert A. Beckwith, Jr.	4,725,798	12,714
Gerald J. Laber	4,738,512	—
Michael R. Kaskie	4,738,512	—

	Preferred	Preferred
	Shares	Shares
	Voted For	Withheld

Jeffrey R. Nieder	2,000,000	—
Robert A. Beckwith, Jr.	2,000,000	—
Gerald J. Laber	2,000,000	—
Michael R. Kaskie	2,000,000	—

There were no solicitations in opposition to the nominees.

2.             Proposal Number Two – amendment of our certificate of incorporation to reduce the authorized shares of our common stock from 47,000,000 shares of commons stock, par value $0.0001 per share, to 20,000,000 shares of common stock, par value $0.0001 per share was approved and ratified.

	Common	Preferred
	Shares	Shares

For	4,089,452	2,000,000
Against	14,650	—
Abstain	1,280	—

3.             Proposal Number Three – adoption of the 2004 Stock Incentive Plan under which 500,000 shares of our common stock will be set aside for future issuance was approved and ratified.

	Common	Preferred
	Shares	Shares

For	3,427,901	2,000,000
Against	100,237	—
Abstain	1,880	—

4.             Proposal Number Four - ratification of the audit committee’s selection of Ehrhardt Keefe Steiner & Hottman PC as our independent auditors for the fiscal year ending December 31, 2004 was approved and ratified.

	Common	Preferred
	Shares	Shares

For	4,815,657	2,000,000
Against	6,945	—
Abstain	2,780	—

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
2.1.4*	Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.
2.1.6*	Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.
3.1*	Certificate of Incorporation of Centennial Specialty Foods Corporation.
3.2*	Bylaws of Centennial Specialty Foods Corporation.
3.3*	Amended and Restated Certificate of Incorporation of Centennial Specialty Foods Corporation, as filed with the Delaware Secretary of State on October 22, 2003.
3.4*	Certificate of Merger of Stokes Ellis Foods and Centennial Specialty Foods Corporation, as survivor, as filed with the Delaware Secretary of State on November 3, 2003.
4.1*	Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.
4.2*	Form of Warrant for the purchase of Common Stock issued to J.P. Turner & Company, L.L.C. on

Exhibit No.	Description
completion of the initial public offering.
4.3*	Form of Lock-Up Agreement between J.P. Turner & Company, L.L.C. and the officers, directors and 5% or more stockholders of Centennial Specialty Foods Corporation.
10.1*	Lease Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.1.1*	Schedules to Lease Agreement.
10.2*	Equipment Lease, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.2.1*	Schedules to Equipment Lease.
10.3*	Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.4*@	Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.4.1*@	Schedules and Exhibits to Co-Pack and Warehousing Agreement.
10.5*@	Lease Override Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.6*	EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.6.1*@	Schedules to EBITDA Committee Agreement
10.7*	Amendment Agreement, dated March 15, 2004, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.7.1*	Hoopeston Foods Denver Corp. subordinated note.
10.7.2*	Subordination, Attornment and Non-Disturbance Agreement between Hoopeston Foods Denver Corp., Stokes Canning Company and Heartland Bank.
10.9*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Jeffrey R. Nieder.
10.10*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Robert A. Beckwith.
10.11*

Form of Escrow Agreement among Centennial Specialty Foods Corporation, the officers and directors of Centennial Specialty Foods Corporation, J.P. Turner & Company, L.L.C. and Corporate Stock Transfer, Inc.

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.
10.13*	Charter of our Audit Committee.
10.14*	Charter of our Nominating Committee.
10.15*	Charter of our Compensation Committee.
10.16*	Charter of our Disclosure Committee.
10.17*	Form of Director and Officer Indemnification Agreement.
10.18*+	2003 Non-Employee Directors’ Stock Option Plan.
10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.
10.20.3*	Loan and Security Agreement, dated March 15, 2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company
10.21*	Separation Agreement dated effective September 18, 2003 by and between J. Michael Miller and Centennial Specialty Foods Corporation.
10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.
10.23*+	2004 Stock Incentive Plan
10.24#	Amendment No. 1 to Loan and Security Agreement
11.1	Statement Re: Computation of per Share Earnings (see financial statements)
31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.
31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.
32.1#	Section 1350 Certifications
32.2#	Section 1350 Certifications
99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL SPECIALTY FOODS CORPORATION

November 15, 2004	By:	/s/ JEFFREY R. NIEDER
Jeffrey R. Nieder,
Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION

November 15, 2004	By:	/s/ DOUGLAS L. EVANS
Douglas L. Evans,
Chief Financial Officer