Form 10KSB
period 2004-12-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2005-03-31
CIK 1227167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 001-31816

Centennial Specialty Foods Corporation
(Exact name of small business issuer in its charter)

Delaware	55-0825751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10700 E. Geddes Ave., Suite 170 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 292-4018

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $6.0 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2005, computed by reference to the closing price for such stock on the Nasdaq SmallCap Market, was $1,537,500.

Shares of common stock outstanding at February 28, 2005 — 5,050,000.

Transitional Small Business Disclosure Format Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2005 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2004 are incorporated by reference into Part III, Items 9-12 and 14, of this report on Form 10-KSB.

PART I

The information in this Form 10-KSB contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors That May Affect Future Operating Results, Financial Condition or Business,” and “Business” in this Form 10-KSB.

Item 1. DESCRIPTION OF BUSINESS

Overview

Centennial Specialty Foods Corporation (“we,” “us,” “our,” the “Company” or “Centennial”), a Delaware corporation organized in February 2003, is the parent company of Stokes Canning Company (“Stokes”).     We market, sell and distribute quality branded ethnic Southwestern sauces and food products in the expanding Mexican food segment of the domestic food industry. Our products are sold under the Stokes and Ellis labels, two Southwestern brands now nearly 100 years old that are well-recognized in our primary market of Colorado.

Our products are currently sold through leading grocery stores, superstores and club stores such as Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Costco, located in Colorado, Arizona, California and in a small number of major metropolitan markets in adjoining states.

We have expanded our product distribution into other markets in the Western United States. However, this process has taken longer than expected and the sales results have been disappointing. We are continuing to review our business plan to evaluate opportunities to grow. We are also exploring other strategic alternatives, which may include other financing arrangements, mergers, acquisitions and joint ventures.

Industry and the Market

According to an Information Resources, Inc. (“IRI”) survey, an independent market research firm, dated February 20, 2005 which reflected sales data for the last 52 weeks, Mexican food sales in Colorado enjoy one of the highest retail market penetration rates for Mexican food in the U.S. Our Stokes sauces have attained a leading market share in the Colorado retail Mexican food market. We believe this is because of consumer loyalty has resulted in high repeat purchase rates of our products. According to IRI, our best-selling products are Stokes Green Chile Sauces, four of which are now ranked #1, #2, #3 and #4 in retail sales as the most popular Mexican sauces in Colorado.

We believe that we have unique products that are capable of being sold in other geographic markets throughout the United States. While significant competition exists in the Mexican food market, we are seeking to expand sales of our premium Stokes Green Chile Sauces through various distribution channels.

Our Brands and Products

The Stokes and Ellis brands are both now nearly 100 years old. We believe that products marketed under the Stokes and Ellis brand names are associated with ethnic Southwestern foods that feature high quality natural ingredients, selected blends of spices and seasonings, and traditional recipes with a Southwestern flair.

We currently offer five distinct green chile sauces and three distinct chili con carne or chili products under the Stokes brand. Both our sauces and chili products come in varieties with pork, chicken, beef and no meat. Our Ellis products include four varieties of refried beans, three distinct tamale products, three distinct chili products, two bean products, and our Ellis burrito sauce.

Our products are made according to traditional Southwestern recipes that we consider to be trade secrets. Each of our products is made using all natural ingredients, natural flavorings and spices. We package our sauces and food products in 15 and 28 ounce cans designed for convenient one-meal and family-sized portions. We also sell a limited number of products in 108 ounce cans suitable for use by food service customers.

From time to time, we may introduce new ethnic Southwestern products that will extend or complement our current product lines. As the launch of new packaged foods is an expensive and time-consuming undertaking, we expect that any new products we introduce will seek to capitalize on our ethnic Southwestern heritage, be consistent with our existing product quality standards, and be positioned to enhance our brands’ reputation. Since 1998, Stokes has introduced six new products under our Stokes and Ellis brands. During the same period, Stokes discontinued approximately 25 products in conjunction with its streamlining of product lines designed to focus on sales of higher margin products. Among the discontinued products were approximately ten organic products formerly marketed under the “Greene’s Farm” label. We do not currently market any products under this label. Stokes also discontinued several meat and bean products in 2002 that were test marketed by a third party on our behalf.

Some of our Ellis products carry the lowest gross margins of our product lines and reflect the “commoditized” nature of these products. In general, these products experience more competition with private label brands made by or for the major grocery chains. We do not expect to emphasize the marketing of these products except where we believe a clear market opportunity exists.

Our Customers

Sales to four customers accounted for a total of 70% of our sales in 2004, with each of those customers accounting for 10% or more of 2004 sales. These customers are Kroger, Safeway, Wal-Mart/Sam’s Club and Albertson’s. Sales to Costco accounted for less than 5% of 2004 sales. Our products are currently sold through stores operated by these customers as well as a number of regional retailers in Colorado, Arizona and California, and a small number of major metropolitan markets in adjoining states. Our products are now carried in four distribution regions for Wal-Mart. Our products are approved for sale in one distribution region by Costco, representing a small number of Costco club stores, and four distribution regions by Sam’s Clubs. Sales to our customers are made under one-time purchase orders. Our customers have no binding commitments to us and can discontinue purchasing or stocking our products at any time. For this reason, we have no backlog and we do not consider backlog to be material to our business.

Marketing, Sales and Distribution

Our marketing strategy is based upon management’s belief that consumers prefer high quality ethnic Southwestern sauces and foods just as they prefer high quality foods in other product categories. The pricing of our products, as well as their taste, ingredients and packaging, is designed to reinforce the high quality brand image we seek to convey. By delivering consistently high quality products, we believe our ethnic Southwestern products have developed a loyal base of consumers in our existing markets and we are seeking to do so in our target markets. Our existing consumer following in Colorado has been obtained without significant advertising and promotion activities to date.

The packaged ethnic Southwestern food category and the broader Mexican food category are our primary markets. In general, these markets are comprised of two segments, the premium brands and the low-priced “commodity” brands. These segments are primarily distinguished by retail price differences, the quantity and quality of ingredients, and by packaging. These categories are relatively fragmented among national and regional competitors in comparison with many other food categories. We have positioned our Stokes brand as a high quality line that delivers Southwestern taste and flavor experiences not found in private label or other competitive products. The Ellis line is a mix of higher quality and commodity products in which we emphasize sales of the higher quality products and offer commodity products as a convenience for our retail customers.

During 2004, the Company focused on expanding its distribution of premium products into new markets such as California. Our promotional and advertising activities were integrated with our efforts to secure shelf space in individual stores through payment of slotting fees to grocery chains. The exact amount of slotting fees paid to obtain shelf space in individual stores or markets depended on the amount and location of shelf space, sales of other ethnic Southwestern products in particular stores, competitive market conditions, and similar factors. As sales of our products are made to customers, recovery of our investment in slotting fees is made through profits from the sale of the products. However, sales of our products in new expansion markets, such as California, have been disappointing. The Company has recently been notified that certain customers in the California market representing approximately 500 grocery stores will be discontinuing our products. Accordingly, recovering the slotting fees and marketing investment made in California will be very slow, if even possible.

We sell and distribute our products directly to retail grocery chains, supercenters and club stores as well as to wholesalers and distributors that resell our products to retailer customers. We also distribute through specialty food brokers that represent our products and assist in selling and stocking our products at the retail level, but do not purchase or take title to our products.

During 2004, our primary expansion efforts were directed at the California market. We spent approximately $500,000 on slotting fees in the California market as well as significant spending on marketing and promotional allowances (approximately $500,000) in order to introduce our products in that market. Despite our effort, the expansion in the California market has been disappointing. As a result, we are now exploring alternative distribution channels which may include specialty distributors within the California market which will purchase and distribute our products on a smaller scale. Other alternatives may include acquisition of or merger with other food companies under which we market their product in areas where they have strong local presences, such as we do in Colorado.

Contract Manufacturing Relationship with Hoopeston

Our products are manufactured by Hoopeston Foods Denver Corp. (“Hoopeston”) at our plant in Denver, Colorado. Stokes entered into a series of inter-related agreements with Hoopeston in January 2001, including, but not limited to, a Lease Agreement, a Co-Pack & Warehousing Agreement, a Lease Override Agreement, an EBITDA Overview Committee Agreement and an Exclusive License Agreement. Under these agreements Hoopeston agreed to produce and warehouse finished inventory, lease our production facility and equipment, and acquire the raw material and in-process inventory. Under the Co-Pack & Warehousing Agreement, Hoopeston receives reimbursement for the cost of manufacturing sauces and food products plus a fixed rate of return, together with a storage fee for warehousing products after an agreed-on period. Hoopeston pays a monthly lease fee for the plant and equipment of approximately $35,000, together with reimbursement of applicable taxes and insurance.

The Co-Pack & Warehousing Agreement calls for Hoopeston to purchase and be reimbursed for raw materials and ingredients necessary to manufacture our products. If Hoopeston’s production or ingredient costs increase or decrease, it may, under certain circumstances, adjust their product costs to us on an annual basis. We have periodically agreed to interim price adjustments with Hoopeston reflecting higher production costs incurred by Hoopeston; however, we are not required to accept price changes except on an annual basis. Hoopeston purchases ingredients from suppliers using purchase orders and neither we nor Hoopeston have any long-term arrangements with suppliers.

At the time Stokes entered into the Co-Pack & Warehousing Agreement with Hoopeston, it also gave Hoopeston an exclusive license to use the manufacturing processes, formulas and recipes related to the making of our products. The Exclusive License Agreement specifically excludes any rights to our brands or any license to use our trade names or trademarks. The Co-Pack & Warehousing Agreement contains confidentiality provisions that obligate Hoopeston to maintain the confidentiality of the formulas, recipes and other trade secrets and confidential information received from us during the term of the Co-Pack & Warehousing Agreement and for a period of 10 years thereafter. Hoopeston is responsible for complying with all federal and state laws and regulations in operating the plant.

The Co-Pack & Warehousing Agreement with Hoopeston currently runs until January 26, 2010, with additional automatic one-year extensions that occur on June 30th of each year unless either party elects to terminate the automatic one year extension. Either party may terminate the Co-Pack & Warehousing Agreement in the event of a breach that continues after written notice that is not cured or waived. The Lease Agreement with Hoopeston currently has the same duration as the Co-Pack & Warehousing Agreement, subject to an extension option, which, if validly exercised by Hoopeston, could extend the term of the lease until January 26, 2011. The Lease Agreement is subject to Hoopeston’s right to purchase the property from us during the lease term for fair market value. We have the right to sell the property to any other party subject to Hoopeston’s continuing option to purchase the property from the third party while the lease is in effect. If we sell the property to a third party, Hoopeston has a right to terminate the Co-Pack & Warehousing Agreement.

Under the Co-Pack & Warehousing Agreement, we must purchase from Hoopeston a minimum number of cases of products during each year of the agreement. If we fail to do so, we must pay Hoopeston a per-case fee multiplied by the difference between the actual number of cases produced and the minimum number called for in the agreement. For the contract years ended June 30, 2004 and 2003, we did not meet the minimum case requirement and paid Hoopeston fees of $81,874 and $16,841, respectively. In addition, as of December 31, 2004, we have accrued an estimated $251,000 in shortfall payments for the contract year ending June 30, 2005.

The Co-Pack & Warehousing Agreement with Hoopeston requires us to provide a rolling multi-week production plan that is used to establish firm production schedules ahead of actual production. Following production, Hoopeston must inventory canned food for at least a 5 day incubation period to allow USDA inspectors to test product for contamination or spoilage. For these reasons, it is difficult to produce our food products on short notice. Although Hoopeston can add shifts to increase short-term production, the use of additional shifts increases production costs that Hoopeston passes through to us if we request additional, unscheduled production.

Hoopeston has provided us with contractual indemnification in the event of its failure to comply with the terms of the Co-Pack & Warehousing Agreement, including any failure to comply with applicable laws. We maintain product liability insurance of our own in amounts that we consider to be commercially reasonable. In the event a product liability claim is made against us or Hoopeston, we have agreed to investigate the claim in accordance with the standards of the National Food Processors Association and to negotiate the determination of any liability for a period of 90 days, after which we or Hoopeston may pursue outstanding claims in a court proceeding.

The plant operated by Hoopeston is the only facility we own and the sole source of supply for our products. A natural disaster or other event that resulted in the destruction or loss of part or all of the facility could interrupt or stop production, which would significantly harm our business and operations.  In order to mitigate part of this risk, we have identified another production facility where our products could be produced.

The Lease Override Agreement with Hoopeston entitles us to receive, at least annually based on Hoopeston’s June 30 fiscal year end, an override payment equal to a portion of Hoopeston’s earnings before interest, income taxes, depreciation and amortization, or EBITDA. Stokes recorded $170,000 for its share of Hoopeston’s EBITDA for the contract year ended June 30, 2003, which is to be paid to us in the form of a promissory note. In March 2004, we agreed to transfer the note when issued, to our majority stockholder in full satisfaction of the related $170,000 liability to the stockholder, since such income was earned by Stokes prior to its acquisition by the Company. Hoopeston is allowed to offset against the override payment any monetary damages it incurs in the event we breach our Co-Pack and Warehousing Agreement, property and equipment leases and related agreements.

We do not own Hoopeston and do not make its production decisions. Our principal stockholder and the Chief Executive Officer of Hoopeston are members of a committee that under the EBITDA Overview Committee Agreement is required to approve Hoopeston’s annual budget, once submitted by Hoopeston, for capital expenditures and operations. This committee is also responsible for approving any changes to the annual budget and for monitoring the operating and production expenses that are used to calculate EBITDA. Based upon representations made by Hoopeston management, we do not anticipate any override payments for the contract years ended June 30, 2004 or 2005.

The production plant consists of approximately 100,000 square feet of manufacturing area and approximately 120,000 square feet of warehouse space. We also use warehouse space for inventory storage in California, Phoenix and Salt Lake City on an as-needed basis. The warehouses in these cities are known as “in and out” facilities that are used by a number of food manufacturers to store food and beverage products that are supplied to the grocery industry. The warehouses supply storage space to us as needed and there is no minimum space or time commitment for use of the warehouse space. We are charged a storage or handling fee for each pallet we store in these facilities. These warehouses also supply delivery services or coordinate with local common carriers to facilitate deliveries of our products to individual grocery stores.

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

Although our business is not dependent on any single supplier, the failure of suppliers of key ingredients to meet our quality standards or delivery schedules could delay or hinder Hoopeston’s manufacturing of our roducts. In particular, a sudden scarcity, a substantial price increase, or the unavailability of product ingredients could harm Hoopeston’s ability to produce our products on a timely and cost-effective basis.

Hoopeston purchases packaging materials and labels for our products from two suppliers for each item and believes that alternate sources of supply for these materials can be located on relatively short notice. Once purchased, Hoopeston arranges for delivery of these materials at their expense to the production plant where they are inventoried until used.

The largest component of our cost of goods sold is raw materials and ingredients. Our gross margins therefore depend significantly on the prices of raw materials and ingredients that can fluctuate due to a number of factors, including:

•   changes in crop size;

•   prices of animal feed and cattle, hogs and chickens;

•   national, state and local government-sponsored agricultural programs;

•   export demand for agricultural products and beef, pork and chicken;

•   the presence, or the perception, of health risks associated with agricultural products and commodities;

•   natural disasters;

•   trade barriers or import quotas;

•   weather conditions during growing and harvesting seasons;

•   general growing conditions;

•    hanges in cost of steel used in manufacturing of cans; and

•   the effect of insects, plant diseases and fungi.

Increases in produce costs could materially adversely affect our operating results. The raw material cost that most directly impacts our product cost is the price of green chiles. Hoopeston currently relies on two suppliers for purchases of green chiles. Although Hoopeston has not experienced any difficulty in obtaining green chiles from these suppliers, a sustained interruption in Hoopeston’s supply of green chiles for any reason would seriously harm our business. Neither we nor Hoopeston has any long-term contracts with these suppliers, meaning that the price of green chiles sold to us may increase at any time or that the quantity of green chiles supplied to us could be curtailed at any time. However, Hoopeston typically enters into agreements with suppliers to furnish particular green chiles for an entire season, which generally results in obtaining a fixed price for approximately one year. During 2004, Centennial entered into a direct contract with an unrelated third party for green chiles as a secondary supply. The volume of green chiles we require for production of our products is such that it would be difficult to effectively hedge a large portion of our green chile costs, although we may be able to do so as our usage increases. Difficulties in obtaining green chiles or the imposition of import quotas on agricultural products generally or green chiles in particular could also materially harm our business or increase our operating costs.

While the Mexican food industry has generally sought to compensate for the cost of increased raw material and ingredient prices through price increases, the industry is highly competitive and we may not be able to recover excess raw material or ingredient costs through price increases in the future. In addition, price increases may have a negative effect on sales volume.

Management Information Systems

We currently maintain management information systems that include an electronic data interface capability and which generate daily electronic reports that address all aspects of purchasing, inventory levels and customer orders. We also have access through third party service providers, such as our outside warehouses and food brokers, to inventory, customer order and promotional information. We intend to enhance our management information systems on an as-needed basis to continue to closely monitor purchasing, inventory levels and customer order fulfillment.

Competition

Our ethnic Southwestern products compete on the basis of taste, flavor and quality, brand image and awareness, access to shelf space, advertising and promotion, packaging and package design and price. We believe the taste and flavor of our products, as well as those of our competitors’, are the principal reasons why consumers buy these food products. Repeat purchases by consumers and consumer loyalty are the main objectives of most food manufacturers. The entire Mexican food industry is highly competitive, with a significant number of both large and small participants. We compete with nationally distributed brands such as:

•    Ortega, Old El Paso and Pace in sauces and other Mexican food products;

•    Rosarita and Taco Bell in refried beans; and

•    Hormel in chili products.

These brands are owned by major food companies including Pepsico, Inc., General Mills, Inc., ConAgra Foods, Inc. and B&G Foods, Inc. We also compete with regional sauce brands including Las Palmas, La Victoria, 505 Southwestern, Hatch and La Preferida, some of which are also owned by major food companies. Nearly all of our existing and potential competitors in the Mexican food industry have greater financial resources, a wider range of product offerings, longer operating histories and greater brand recognition than we do. We cannot assure that we will be successful in maintaining our position against current and potential competitors in our existing markets or in establishing a market presence in new markets we enter. We have experienced significant difficulty in attempting to establish a market presence in the California market.

Competition for some products in our Ellis line comes from “private label” brands produced by or for the major supermarket chains. These brands generally sell at prices below those charged by us. Because these brands are owned by the retailer, they often receive preferential treatment when retailers allocate available shelf space. The existence of private label competition for some of our Ellis food products is one of the primary reasons why these products carry lower gross margins than our other products.  Strong price competition in these types of commodity products has led to a decrease in Ellis sales volumes.

Our ethnic Southwestern products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our tamales compete not only with other canned brands of tamales, but also with frozen and fresh tamales found in the freezer, refrigerated and fresh food sections of grocery stores.

Food manufacturing is a highly regulated industry. For companies not in our industry, the main barriers to entry are licensing requirements and regulatory compliance necessary to open a production plant. Existing food manufacturers with their own production plant or access to a contract manufacturers face few barriers in entering our market, but may have to spend significant amounts for product development, marketing and sales costs, as well as slotting fees.

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

In addition to laws relating to food products, Hoopeston’s operation of our production facility is subject to laws and operating permits relating to environmental issues, workplace safety and worker health, principally the Occupational Safety and Health Act. We believe Hoopeston’s regulatory compliance costs are material, but we do not receive a separate accounting of these costs from Hoopeston.

Based on a review of Hoopeston’s compliance files and regulatory filings, we believe Hoopeston presently complies in all material respects with such laws and regulations, and maintains all material permits and licenses necessary to its operation of our production plant. We believe we are currently in compliance in all material respects with governmental laws and regulations, and that we maintain all material permits and licenses relating to our business. However, we cannot assure you that we and Hoopeston are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost-effective and timely manner. If we or Hoopeston fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could seriously harm our operating results and financial condition.

Employees

At December 31, 2004, we employed three full-time employees and two part-time employees. Hoopeston employs approximately 96 full-time personnel at our production plant. Neither we nor Hoopeston have experienced any labor disputes or work stoppages, and do not have any collective bargaining agreements. We believe that our relationships with our employees are good.

Item 2. DESCRIPTION OF PROPERTY

Our manufacturing and distribution facility at 5590 High Street, Denver, Colorado, which we lease to Hoopeston, is a USDA certified facility and is in good working order. The facility consists of 220,000 square feet of space, including 120,000 square feet of warehouse space used to store our products and products co-packed by Hoopeston for other customers. Hoopeston pays us a lease fee of approximately $35,000 per month for its lease of the facility from us. Hoopeston also pays us approximately $19,000 per month as reimbursement for estimated property taxes and insurance. We pay Hoopeston a per case storage fee for all finished products that we store in the warehouse for more than 30 days. Hoopeston has a right to purchase the facility from us during the term of the lease, which extends for a continuing five year renewal term ending January 26, 2010, subject to an extension option, which, if validly exercised, would extend the maturity date to January 26, 2011, for fair market value.

We use five facilities for distribution in Colorado, Southern California, Phoenix and Salt Lake City that are called “in and out” warehouses. These warehouses are used by us and other food manufacturers to store products pending delivery to retailers. Arrangements with these warehouses are informal and terminable at any time. In general, these warehouses receive, store and deliver food products to grocery chains and charge a per-pallet or handling fee for each pallet of products that they store or handle. These arrangements allow flexibility in the amount of space used and do not require us to commit to the use of warehouse space for any particular period of time.

We also lease administrative office space from an unaffiliated party for our corporate headquarters at 10700 E. Geddes Ave., Suite 170, Centennial, Colorado.

The warehouse and office facilities we lease or use are described in the table below:

Monthly
			Mortgage,	Owned,	Leased or
	Type of	Square	Rental or Use	Lease or	Renewal
Location	Facility	Feet	Payment	Contracted	Expiration

5590 High Street Denver, Colorado	Manufacturing and Distribution	As required	Per usage	Owned	N/A
5055 E. 41st Ave.Denver, Colorado	Distribution	As required	Per usage	Contracted	N/A
4012 West Turney Street Phoenix, Arizona	Distribution	As required	Per usage	Contracted	N/A
1415 South 3200 West Salt Lake City, Utah	Distribution	As required	Per usage	Contracted	N/A
6565 Knott Avenue Buena Park, CA	Distribution	As required	Per usage	Contracted	N/A
10700 E. Geddes Ave. Centennial, Colorado	Administrative	2,845	$3,319	Leased	4/30/07

We believe our current facilities will be suitable and adequate and have sufficient capacity to meet our expected space requirements for 2005.

Item 3. LEGAL PROCEEDINGS

In February 2005, our tenant and sole supplier, Hoopeston, filed a lawsuit in Adams County Colorado District Court against our wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover costs the tenant paid for construction of a wastewater treatment system at the plant owned by Stokes. Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes. We believe that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and we dispute the tenant’s claims. We will vigorously defend any and all claims by the tenant.

In March 2005, we answered the Hoopeston lawsuit and filed various counterclaims as part of that answer. The counterclaims relate to certain breaches of contract by Hoopeston regarding the series of agreements originally entered into on January 26, 2001, as amended.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the trading symbol “CHLE.” The following table sets forth, for the periods indicated, the range of high and low bid prices of the common stock on the Nasdaq SmallCap Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
For the year ended December 31, 2004
First Quarter	$3.85	$2.00
Second Quarter	$2.70	$1.70
Third Quarter	$2.29	$1.18
Fourth Quarter	$1.74	$0.98

For the year ended December 31, 2003
Fourth Quarter (October 29, 2003 through December 31, 2003)	$4.91	$3.30

As of February 20, 2005, our common stock was held by approximately 15 shareholders of record. Management estimates that we have over 500 beneficial owners of our common stock.

In March 2005, we received a notice from the staff of The Nasdaq Stock Market (the “Staff”) stating that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion pursuant to Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Rule, Nasdaq informed us that it will have until August 29, 2005 to regain compliance with the Rule. In order to regain compliance with the Rule, the bid price for our common stock must close at, or above, $1.00 per share for at least 10 consecutive business days. If compliance with the Rule is not demonstrated by August 29, 2005, we may be provided an additional 180 calendar days by Nasdaq to regain compliance if we meet the initial listing requirements as set forth in Marketplace Rule 4310(c), except for bid price. If we are not eligible for an additional compliance period, the Nasdaq staff will provide us with written notification that our securities will be delisted. At that time we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

We registered and sold 1,550,000 shares of our common stock to the public at an aggregate offering price of $7,750,000, or $5.00 per share, pursuant to a registration statement that was declared effective on October 29, 2003. The offering was completed and has terminated. The lead underwriter of the offering was J.P. Turner & Company, L.L.C. Net proceeds to us were $5.79 million after deduction of underwriters’ commissions and other issuance costs. Through December 31, 2004, we applied our net proceeds as follows:

	Intended use of proceeds	Actual use of proceeds through December 31, 2004
	(in millions)	(in millions)

Retirement of plant mortgage	$3.60	$3.60
Payment of slotting fees	.81	.55
Marketing, advertising and promotion costs	.95	.95
Working capital	.43	.43
	$5.79	$5.53

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. In addition, the preferred stock issued to our majority stockholder contains restrictions on our payment of dividends or other distributions in respect of our common stock. The senior revolving credit facility we obtained in March 2004, which has subsequently been amended in March 2005, also restricts our ability to pay dividends. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the provisions of the Delaware General Corporation Law that govern corporations.

The Delaware General Corporation Law generally provides that distributions may not be made if after any distribution we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy the preferential rights of stockholders if we were dissolved at the time of the distribution. The preferential rights of the Series A preferred stock issued to our majority stockholder could have the effect of limiting or eliminating dividends on the common stock.

Our Series A preferred stock includes annual cumulative dividends equal to $.50 per share. The dividend is fixed and payable in quarterly installments of $.125 per share at the end of each calendar quarter, so long as funds are legally available to pay the dividend and the payment is not otherwise prohibited. We paid $250,000 of preferred stock dividends for the three months ended March 31, 2004. We have $750,000 of preferred stock dividends in arrears as our board of directors did not declare, and therefore did not pay, preferred stock dividends for the three months ended June 30, 2004, the three months ended September 30, 2004 or the three months ended December 31, 2004. In 2003, no dividends were paid on the Series A preferred stock, although dividends were paid in January 2004 relating to the period from November 3, 2003 through December 31, 2003.

Equity Compensation Plan Information

We currently maintain two equity compensation plans, the 2003 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) and the 2004 Stock Incentive Plan (the “Incentive Plan”). The Directors Plan was approved by the shareholders of Centennial in 2003 and the Incentive Plan was approved by the shareholders in August of 2004. The following table contains information regarding our equity compensation plans as of December 31, 2004.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (Directors Plan)	80,000	$4.25	70,000
(Incentive Plan)	0	$0	500,000
Equity compensation plans not approved by security holders	0	0	0
Total	80,000	$4.25	570,000

(1) The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Centennial and the notes thereto included elsewhere in this report on Form 10-KSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-KSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. Forward-looking statements are statements not based on historical information and which related to future operations, strategies, financial results or other developments. Forward-looking statement s are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim obligation to update forward-looking statements.

OVERVIEW

We are a specialty branded food company seeking to expand distribution and sales of our ethnic Southwestern sauces and food products in the growing Mexican food segment of the domestic food industry. Our Stokes and Ellis labels, two Southwestern brands, are each now nearly 100 years old and are well-recognized in our primary market of Colorado. Our best-selling products are our Stokes Green Chile Sauces, offered in five varieties, four of which are ranked in retail sales as the most popular Mexican sauces in Colorado and which are among the 25 best selling Mexican food products retailed in Colorado, according to Information Resources, Inc., an independent market research firm. Our products are currently sold in leading grocery retailers, superstores and club stores such as Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Costco, through locations primarily in Colorado, Arizona, California and in a small number of major metropolitan markets in adjoining states. Sales of our products in Colorado continue to be strong, where, as noted above, our sauces are the market leaders. In the California market, which was the significant part of our 2004 expansion plan, sales of our products have been very slow and some of our products have been discontinued in that market.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the years ended December 31, 2004 and 2003, the percentage of net sales represented by the specified items included in our consolidated statements of operations. We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical consolidated results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	Consolidated Years Ended December 31,
	2004	2003

Net sales	100.0%	100.0%

Cost of goods sold (1)	74.0	63.8
Gross profit	26.0	36.2
Selling, general and administrative expenses	56.7	41.9
Income (loss) from operations	(30.7)	(5.7)
Total other income	2.0	6.8
Income taxes (expense)	10.6	(0.3)
Net income (loss)	(18.1% )	0.8%

(1) These percentages reflect cost of goods sold as a percentage of net sales, which included slotting fees paid. Cost of goods sold as a percentage of net sales before slotting fees were 66.2% and 63.5% for 2004 and 2003, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

    Net Sales

Our net sales are comprised of gross sales reduced by promotional allowances, billback discounts, cash discounts and slotting fees. The following table sets forth these components to provide a more thorough understanding of net sales.

	For the Year Ended December 31,
	2004	2003

Sales — Stokes	$4,553,195	$3,755,171
Sales — Ellis	1,471,001	2,169,276
Sales — Greene’s Farm (1)	—	44,433
Gross sales	6,024,196	5,968,880
Less: Promotional allowances, billback discounts and cash discounts	1,091,728	912,506
Net sales before slotting fees	4,932,468	5,056,374
Less: Slotting fees	516,611	23,817

Net sales	$4,415,857	$5,032,557

(1) Discontinued product line in 2003.

•                  Sales - Stokes — Sales of our Stokes Green Chile Sauces increased $0.8 million or 21.3% for 2004 over 2003. This increase was a result of our expansion efforts into California and Arizona and primarily reflected initial sales to retailers in the Northern and Southern California markets. Sales of our Stokes sauces continue to be strong in our core markets, especially Colorado, where the Stokes products continue to be a market leader.  Strong competition throughout the California market has resulted in very slow sales. These slow sales have translated into limited reorders from new retail customers throughout California. Subsequent to December 31, 2004, two California retailers representing approximately 500 stores have notified us that our Stokes Green Chile Sauces are being discontinued. We are currently evaluating the California market in order to determine alternative strategies which may include placing our products with specialty distributors or reduced shelf distribution. As a result of the weak sales in the California market and discontinuance of our products by California retailers as discussed above, we expect decreased sales for 2005.

•                  Sales — Ellis — Sales of our Ellis branded products decreased $0.7 million or 32.2% as a result of our efforts to reduce sales of low-margin products. Cost increases from our supplier as well as strong price competition in the commodity products category, in which many Ellis products are classified, resulted in some of the Ellis products no longer generating positive sales margins within certain markets and customers. We made a concerted effort to eliminate sales of such products within those markets and customers, which has resulted in decreased sales of Ellis products. We anticipate sales of our Ellis products will continue to decrease somewhat during 2005 as we continue to focus on our core, higher-margin products. We expect to continue offering the Ellis line of products to markets and customers that achieve positive sales margins. We also expect to explore new sales opportunities of Ellis branded products that can be achieved on a positive-margin basis.

•                  Promotional allowances, billback discounts and cash discounts — Promotional allowances and discounts increased $0.2 million or 19.6% for 2004 compared to 2003. This increase was primarily attributable to an increase in billback discounts and the estimated reserve for billback discounts. Billback discounts are performance based discounts in which retailers are given discounts once products are sold through store registers. A billback reserve has been established in anticipation of heavy discounting which will probably be required in respect of retailers in the California markets who discontinued our products. This reserve consists of net margins recognized on the initial sale of the product. We expect promotional allowances and billback discounts to decrease somewhat during 2005 as we do not anticipate heavy discounting in our core markets.

•                  Net sales before slotting fees — Net sales before slotting fees decreased $0.1 million in 2004 compared to 2003. This decrease was primarily a result of reduced sales of the Ellis line of products as well as the increased billback discounts and reserve for billback discounts. We sold 298,243 cases of all products in 2004 compared to 331,331 cases in 2003. This decrease in cases sold reflected our focus on the premium Stokes green chile sauces while reducing sales of low margin Ellis branded products. Average net sales price before slotting fees for 2004 increased approximately $1.35 per case over 2003. This was further indicative of our sales focus on higher margin products, specifically, the premium Stokes Green Chile Sauces. We expect net sales before slotting fees will decrease somewhat during 2005 as we anticipate a lower level of sales in the California market compared to what we experienced during 2004.

•                  Slotting fees — Slotting fees increased significantly in 2004 compared to 2003 primarily as a result of our expansion efforts into the California market. We paid slotting fees totaling $0.5 million to obtain shelf space in retail grocery stores in new markets compared to a nominal amount during 2003. We did not actively pursue slotting new items in 2003 prior to our public offering due to our focus on developing consumer and brand programs. We do not anticipate we will pay significant slotting fees over the next 12 to 18 months due to the difficulty in recovering slotting fees in the markets we attempted to expand into in 2004.

•                  Net sales - Net sales for 2004 decreased $0.6 million compared to 2003. This decrease was primarily a result of $0.5 million in slotting fees paid in 2004 to obtain shelf space in retail grocery stores in expansion markets. We expect net sales will increase during 2005 as we have reduced proposed slotting fees and heavy promotional discounting.

   Cost of goods sold

Cost of goods sold increased $0.05 million in 2004 compared to 2003. As a percentage of net sales, cost of goods sold were 74% for 2004 compared to 64% for 2003. This increase was primarily attributable to reduced net sales due to increased promotional discounts and allowances offered in the California expansion market and payment of slotting fees. This increase was partially offset by an emphasis on higher profit, key products being sold, which directly reduced cost of goods sold as a percentage of net sales. Cost of goods sold as a percentage of net sales before slotting fees were 66.2% and 63.5% for 2004 and 2003, respectively. We expect that our cost of goods sold in 2005 will be more reflective of the 2003 level because we do not expect to pay significant slotting fees in 2005; however, cost of goods sold will increase over 2003 levels as a result of recent price increases implemented by Hoopeston.

   Gross profit

Gross profit decreased $0.7 million, or 36.9% in 2004 compared to 2003. This decrease was primarily attributable to $0.5 million in slotting fees paid and the increased promotional discounts and allowances offered in our expansion efforts in California.

   Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.4 million, or 18.9%, to $2.5 million in 2004 from $2.1 million in 2003. This increase was attributable to increased selling and marketing spending of $0.2 million associated with our attempted expansion into new markets. Further, directors and officers insurance, shareholder relations and accounting and legal fees increased $0.4 million as a result of additional costs associated with being a public company. These increases were offset by a decrease of $0.2 million in consulting fees. We expect selling, general and administrative expenses to increase during 2005 as a result of increased legal fees associated with the legal proceeding initiated against us by our tenant and sole supplier. As stated previously, we have filed certain counterclaims against our tenant and sole supplier in response.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, will result in increased audit fees and administrative costs to us as we respond to their requirements. The SEC’s recent announcement delays the effective date of compliance under Rule 404 of the Sarbanes-Oxley Act for us until the year ending December 31, 2006. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage we consider to be adequate. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. At this point, we cannot estimate the amount of additional costs we will incur.

   Income (loss) from operations

Loss from operations increased $1.1 million to $1.4 million for the year ended December 31, 2004 compared to 2003. This increase was primarily attributable to slotting fees of $0.5 million, increased selling, general and administrative expenses of $0.4 million and increased promotional discounts and allowances offered in expansion markets.

   Other income and (expenses)

Other income consisted of production facility income. Production facility income included rental income and EBITDA sharing income, which was reduced by production shortfall fees, all of which are related to the Lease Agreement and Co-Pack & Warehousing Agreement with Hoopeston. Production facility income decreased $0.5 million for the year ended December 31, 2004 compared to 2003 as a result of recording $0.3 million in production shortfall fees during 2004 and Hoopeston not generating any EBITDA sharing income during 2004. We had previously recorded approximately $0.06 million in June 2004 in expected EBITDA sharing, which has subsequently been reversed due to revised operating results from Hoopeston. We recorded $0.2 million of EBITDA sharing income during 2003.

Other expenses were comprised entirely of interest expense and decreased $0.2 million for the year ended December 31, 2004 compared to 2003. This decrease was a direct result of retiring the mortgage on our production plant using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit we obtained in March 2004.

   Net income (loss) before income taxes

Net loss before income taxes increased $1.3 million in 2004 compared to 2003 primarily as a result of the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

The following data summarizes our contractual obligations and commitments as of December 31, 2004:

	Payments due by periods

		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
			(In thousands)

Contractual obligations:
Long-term debt	$2,436	$—	$2,436	$—	$—
Operating lease	101	42	59	—	—
Purchase obligations	510	510	—	—	—
Production obligations	2,451	540	936	936	39

Total contractual cash obligations	$5,498	$1,092	$3,431	$936	$39

Long-term debt: Long-term debt at December 31, 2004 consisted of $2.4 million in advances under our senior revolving line of credit. We intend to use this line of credit to fund our working capital requirements. In March 2005, we amended our loan and security agreement for this line of credit with our bank. As a result of this amendment, the total amount available under the line of credit was reduced from $5.0 million to $4.0 million until certain covenant levels are achieved. As of December 31, 2004, we had $2.6 million available under the line of credit to fund operations. As a result of our loan amendment, this availability level has been reduced by $1.0 million.

Operating leases: Operating leases at December 31, 2004 consisted of office space leased for our headquarters in Centennial, Colorado.

Purchase obligations: Purchase obligations above include $0.26 million of costs of inventory items we have requested and authorized Hoopeston to produce for us as of December 31, 2004 which have not been billed to us by Hoopeston. The product has not been billed to us because Hoopeston has either not yet produced the inventory or, if product has been produced, it has not been released from its 5 day production hold. Purchase obligations also include an outstanding purchase commitment with an unaffiliated party as of December 31, 2004 of $0.25 million for diced green chile, the primary ingredient in our green chile sauces.

Production obligations: Production obligations relate to the minimum production requirements under our co-pack contract with Hoopeston. We are required to purchase a minimum of 585,053 cases from Hoopeston in any contract year. If we fall below the 585,053 case minimum, then we are required to pay a penalty of $0.80 for each case by which we fall short of the 585,053 case minimum. As we have production completed by Hoopeston, this shortfall production obligation is reduced. We paid Hoopeston $81,871 and $16,841 in shortfall penalties for the contract years ended June 30, 2004 and 2003, respectively. We expect shortfall penalties will be incurred for the contract year ending June 30, 2005 and, accordingly, we have accrued approximately $251,000 of such penalties as of December 31, 2004.

We do not anticipate any significant capital expenditure requirements for 2005.

Sources and Uses of Cash

Our principal sources of liquidity as of December 31, 2004 consisted of $0.4 million in cash and cash equivalents and $2.6 million available under our senior revolving line of credit. Subsequent to yearend, we amended the maximum borrowing level under our revolving line of credit from $5.0 million to $4.0 million until certain covenant levels are met. Accordingly, the availability under our line of credit as of March 2005 has been reduced by $1.0 million. We generate cash through sales of product and the lease of our plant and equipment. We require capital to finance inventory and accounts receivable, pay slotting fees to grocery chain retailers, pay operating costs, pay interest on our existing debt obligations and pay dividends on our preferred stock. We believe we have sufficient cash and liquidity available to meet our operating needs for 2005, even taking into consideration the amended maximum borrowing level. As part of the amendment of our loan and security agreement with our bank, we are restricted from paying dividends on our preferred stock until we meet certain covenant levels, and then we can pay dividends only to the extent of one-half of net income each year. We do not anticipate that we will pay dividends for the next twelve months.

Operating: We experienced $2.5 million in negative cash flow from operations of for the year ended December 31, 2004 primarily as a result of our build-up of inventory for our anticipated expansion efforts as well as mitigation of risk of an interruption in supply due to uncertainty and issues with our tenant and sole supplier, payment of slotting fees in expansion markets, payment of aged accounts payable to Hoopeston in order to avoid finance charges, payment of accrued interest on shareholder and other individual lenders’ notes and payment of related party payable outstanding at December 31, 2003. These costs were funded through advances on our revolving line of credit. We anticipate we will generate positive cash flow from operations during 2005, as we convert existing inventory through sales to customers. The amount of positive cashflow generated will be affected by legal fees, which could be significant, associated with litigation involving our tenant and sole supplier.

Financing: Net cash used by financing activities was $3.2 million for the year ended December 31, 2004 and was comprised of retirement of all outstanding long-term debt using proceeds from the initial public offering and revolving line of credit, as well as payment of preferred stock dividends for the fourth quarter of 2003 and first quarter of 2004.

We entered into a senior credit agreement with Heartland Bank in March 2004, for borrowings up to an aggregate amount of $5.0 million, which has subsequently been amended to $4.0 million as of March 2005. Under the senior credit agreement, the lender has advanced us $2.4 million as of December 31, 2004 through a senior secured revolving credit facility, which was used to retire promissory notes payable to various individuals, including our majority stockholder. At the same time we obtained the senior revolving line of credit, we also retired the existing first mortgage on our production facility, then totaling $3.5 million, using proceeds of our initial public offering. The senior secured revolving credit facility matures on December 31, 2006.

Borrowings under this facility bear interest, payable monthly, at Heartland Bank’s base lending rate plus 1.5%, however, the rate will never be lower than 5.5% per annum. At December 31, 2004, the interest rate was 6.75%. Under the terms of the loan facility, we can borrow up to the sum of 70% of the appraised value of the production facility owned by the Company, 75% of eligible accounts receivable and 50% of finished goods inventory. The facility also calls for an unused line of credit commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.

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

The senior credit agreement includes two financial covenants enforceable at the end of each month, which were amended in March 2005. As amended, Centennial cannot permit:

• our consolidated net worth (stockholders’ equity less treasury stock) to be less than $6.4 million;

• our ratio of consolidated senior debt service plus dividends paid to consolidated EBITDA for the trailing four quarters to exceed the ratio of 1.5 to 1. Compliance under this covenant does not commence until the quarter ending December 31, 2005 and only then includes the trailing quarters beginning with the quarter ending December 31, 2005. Furthermore, compliance under this covenant only applies to the extent the total outstanding principal balance under the revolving credit facility has exceeded $4.0 million.

The senior credit agreement also contains customary covenants, including limitations on our ability to incur debt, and events of default, including a change of control, as defined in the senior credit agreement. The senior credit agreement also limits our ability to pay dividends under specified circumstances.

Debt Instruments, Guarantees and Related Covenants

Except as otherwise described in this Form 10-KSB, we do not have debt instruments, guarantees or related covenants.

Cash Management

We believe that cash on hand, the $1.6 million in cash available under our senior revolving line of credit and cash flow from operations will be adequate for us to meet our anticipated working capital requirements for 2005. Although the line of credit adds to our financial flexibility, we do not anticipate that we will need to utilize the full amount available to meet our cash needs for 2005. It should be noted however, that if we were to incur significant operating losses during the next twelve months resulting in a consolidated net worth of less than $6.4 million, the bank could restrict access to the line of credit availability due a covenant default.

The interest rate on the revolving line of credit was 6.75% at December 31, 2004, which was considerably below the 12% rate we were charged by our majority stockholder and the 10% to 12% rates we were charged by the other individual lenders before we repaid these loans using proceeds from the revolving line of credit in March 2004. Following our initial public offering, we were able to attain lower interest rates based upon our improved liquidity. This resulted in interest expense savings of $0.2 million for the year ended December 31, 2004.

Exploring Alternatives

Our Board of Directors has authorized an exploration of strategic alternatives to maximize value for our shareholders. Given the poor performance in the California market, we are evaluating our business plan and beginning to review other alternatives, which may include other financing arrangements, mergers, acquisitions and joint ventures. While we believe we have sufficient liquid resources available to continue our current operations, we recognize that any further significant expansion will require greater capital resources than we currently have available. In addition, the costs of maintaining a public company in today’s environment are significant for a small company, especially given the Sarbanes-Oxley reporting requirements. Accordingly, we have begun preliminary discussions with various groups to review other alternatives to grow or enhance our operations, however, no definitive plans or agreements have been reached.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives of our depreciable assets and the evaluation of assets for impairment, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing arrangements, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty and, therefore, actual results could differ from our estimates. As of and for the years ended December 31, 2004 and 2003, management does not believe there are any matters or other underlying assumptions that would have a material effect on the financial position or results of operations of Centennial if actual results differ from our estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue recognition

We generate revenues from sales of our products to grocery chains, superstores and club stores, as well as wholesalers that in turn sell to these customers. Net sales represent gross revenues less estimated returns and allowances. Revenues from the sale of our products to our customers are recognized at the time of shipment. When a food broker assists in the sale of products to grocery chains, superstores, or club stores, the food broker does not take title to our products and shipment takes place only as directed by the customer. Wholesalers take title to products they purchase and direct us when to make shipment. Most retailers and wholesalers have the right to return products to us that are damaged, beyond their shelf life or are discontinued. Such returns were approximately 1% of net sales for 2004 and 2003. Management monitors returns on a regular basis and as we implement our sales initiatives, we may increase our estimates for damaged, expired shelf life or discontinued products subject to return. Although we have legal rights to deny our retailers the right to return products that are salable, as a practical matter we could be forced to accept returns from retailers that insisted on returning products to us.

We have the right to return any spoiled or contaminated products to Hoopeston for credit. These returns have been immaterial in the past.

Food manufacturers, including us, have historically paid promotional allowances and offered “billback” discounts to grocery retailers, food service companies and wholesalers. Billback discounts are generally offered for monthly or quarterly purchases of food or beverage products reaching predetermined volumes. These allowances and discounts may be permissible if in writing and so long as the food manufacturer does not engage in discriminatory or unfair pricing in violation of applicable antitrust law. The SEC has announced formal investigations and informal inquiries of accounting practices at several national food service companies and wholesalers that are centered on the payment of, and accounting treatment given to, promotional allowances and billback discounts. We estimate that less than 5% of our sales for the years ended December 31, 2004 and 2003 were to food service companies. Shipments to wholesalers account for approximately 20% of our sales. We are not currently aware of any regulatory inquiry involving promotional allowances or billback discounts offered by us to our limited base of food service customers or wholesalers and we believe promotional allowances and billback discounts we have paid in the past conformed to applicable law. We have paid promotional allowances, as well as slotting allowances to secure shelf space in grocery stores, and have offered billback discounts to customers in the past. We expect to offer such allowances and discounts in the future to customers that customarily seek such allowances and discounts, in a manner consistent with applicable antitrust and other laws. These promotional allowances, billback discounts and slotting fees are netted against revenues in the period incurred. As billback discounts are based upon retailer sales, we are required to estimate billback discounts. We estimate these discounts based upon historical trends and estimated retailer sales during billback promotional periods.

In November 2001, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” codifying certain other previously issued EITF pronouncements. This pronouncement requires that discounts such as off-invoice promotions and coupons, and amounts paid to retailers to advertise a company’s products such as fixed trade promotions, be recorded as a reduction of sales. We are recording our off-invoice promotions and fixed trade promotions amounts as a reduction of sales in accordance with the EITF. EITF 01-09 neither prevents nor allows for capitalization of slotting fees. Slotting fees are paid to obtain shelf space in retail locations and such fees are netted against revenue as they are incurred. Slotting fees that were netted totaled approximately $0.5 million in 2004 and $0.02 million in 2003.

The EITF has reached a consensus with respect to Issue No. 00-14, “Accounting for Certain Sales Incentives,” including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against sales and not classified as a sales or marketing expense. We have classified coupon expense as a reduction of sales and include free merchandise in cost of goods sold as required by the new EITF consensus.

   Accounts Receivable

The majority of our trade accounts receivables are due from large, national grocery chains. We assess the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. Our estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. We review trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that additional allowances might be required. We have historically not had to write-off material accounts receivable, although this is subject to change.

   Inventories and related allowance for slow-moving, excess, discontinued and shelf life expired inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess, discontinued, shelf life expired inventories and an estimate for re-label costs associated with introduction of our newly redesigned labels for Stokes Green Chile Sauces. Our estimate for such allowance is based on our management’s review of inventories on hand compared to estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, inventory write-downs may be required. We closely monitor our inventory and related shelf lives and have historically rarely experienced occurrences of obsolete inventory. We have recorded an estimated allowance for retailer inventories that may be returned to us if our products are discontinued by retailers in the California market.

   Long-Lived Assets

The Company depreciates long-lived assets principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates, particularly in the Company’s significant long-lived assets such as land improvements, buildings and equipment. Factors such as the conditions in which the assets are used, availability of capital to replace assets and frequency of maintenance can influence the useful lives of these assets. The Company incurred depreciation expense of approximately $0.2 million in fiscal years 2004 and 2003.

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

Accounting for Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement continues to require recognition of goodwill and other unidentifiable intangible assets with indeterminate lives as long-term assets, but requires such assets to be tested for impairment using a fair value-based approach. Our ownership interest in Stokes Canning Company has been reflected at the cost basis of Stokes Canning Company which included goodwill, and does not reflect any adjustment to record the fair value of the assets. We are obligated to evaluate the carrying value of goodwill for impairment each year in accordance with SFAS No. 142. The assessment of impairment is based on the estimated fair value of Stokes Canning Company compared to the carrying value of the net assets. If the estimate fair value is less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the net assets. We have determined that there was no impairment as of December 31, 2004.

   Accruals for estimated liabilities

Accruals for estimated liabilities resulting from the normal course of business will be recorded in the period in which the liability arises. The adequacy of these accruals will be evaluated periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations. We have recorded an estimated production shortfall penalty payable to Hoopeston of $251,000 for the contract year ended June 30, 2005.

   Research and development

Research and development expenses include costs associated with the formulation, development, and testing of our Stokes and Ellis products. Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Such costs were nominal for each of the years ended December 31, 2004 and 2003.

   Income taxes

Stokes Ellis Foods and Centennial previously elected for federal and state income tax purposes to be treated as subchapter S corporations under the Internal Revenue Code and comparable state tax laws. The completion of the initial public offering caused the automatic conversion of Centennial from a subchapter S corporation to a C corporation. Any subchapter S corporation income tax benefits or detriments of Stokes Ellis Foods, Inc. have accrued to the pre-initial public offering stockholders and do not belong to us.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.

FORWARD-LOOKING STATEMENTS

Certain statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “ - Critical Accounting Policies and Estimates,” “ - Results of Operations,” “ - Recent Accounting Pronouncements,” and “Liquidity and Capital Resources,” and elsewhere in this report, including certain statements set forth under the captions “Business - Industry,” “Business — Regulation,” and “Market for Registrant’s Common Equity and Related Shareholder Matters” are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include Centennial’s expectations with respect to industry growth trends, effect of changes in the retail grocery industry on our sales, use of estimates for revenue recognition, other estimates used for accounting purposes, corporate cost structure, our entry into new markets, our ability to obtain new grocery, superstore and club store customers and expanding our sales to existing and new customers, our ability to secure and keep shelf space allocated to our products, the impact of operational difficulties experienced by Hoopeston and related increases in our costs of production, effect of adoption of recent accounting pronouncements, overall operating results and the availability of capital.

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

Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, Centennial can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption “Factors That May Affect Future Operating Results, Financial Condition or Business.” All forward-looking statements attributable to us are expressly qualified by the cautionary statements set forth in such Factors. We caution you not to place undue reliance on our forward-looking statements. Except as required by law, we do not intend to update or revise any of our forward-looking statements to conform these statements to actual results.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, FINANCIAL CONDITION OR

BUSINESS

As discussed under the caption “Forward-Looking Statements,” Centennial provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

As a result of a reduction in availability of funds under our line of credit, we may not have enough liquidity to provide for operations

As part of the amendment of our loan and security agreement, effective March 21, 2005, our bank reduced the availability under our line of credit from $5.0 million to $4.0 million until certain covenant levels are achieved. To the extent we incur significant unanticipated capital or operating expenses, we may fully utilize funds available under our revolving line of credit and not have liquidity to provide for day to day operating expenses. In addition, a financial covenant exists requiring consolidated net worth (stockholders’ equity less treasury stock) to not be less than $6.4 million.

To the extent operating losses decrease consolidated net worth below that level, availability under the line of credit could be restricted.

Uncertainty surrounding our current litigation with our tenant and sole supplier may have a significant negative impact on our operations and liquidity

Our tenant and sole supplier has filed suit against our wholly owned subsidiary, Stokes Canning Company, seeking to recover costs paid by the tenant for construction of a wastewater treatment system at the plant we own and lease to the tenant. Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes. The Company contends that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and disputes the tenant’s claims. If we were to lose this lawsuit, it could have a significant negative impact on our working capital and liquidity.

Consumer acceptance of our products in new markets is key to our expansion strategy

Our expansion efforts in new markets have been disappointing and our current levels of sales there do not justify payment of slotting and additional marketing and promotional spending. Subsequent to December 31, 2004, we have been notified by certain customers that, due to low levels of sales, our products have been discontinued and will be removed from the retailers’ shelves. We will incur costs associated with returning the products to our warehouses. As a result of these customers discontinuing our products, our sales in 2005 will be negatively impacted. In the event more of our products are discontinued in any of the stores in our new markets, sales of our Stokes Green Chile Sauces will be further negatively impacted.

Possible delisting of our common stock by The Nasdaq Stock Market will affect trading of our common stock

We received a notice from the staff of The Nasdaq Stock Market (the “Staff”) stating that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion pursuant to Marketplace Rule 431(c)(4) (the (“Rule”). In accordance with the Rule, Nasdaq informed us that we have until August 29, 2005 to regain compliance with the Rule or our common stock will be delisted. If our common stock is delisted from Nasdaq, we would likely be subject to the penny stock rules of the SEC, which generally have the effect of reducing the level of trading activity for stock.  An investor could find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, our common stock. Additionally, if our common stock is delisted from the Nasdaq, an active and liquid trading market will not be sustained, which could limit the ability of our stockholders to sell their common stock at a desired price. In order to regain compliance with the Rule, the bid price for our common stock must close at, or above, $1.00 per share for at least 10 consecutive business days. If compliance with the Rule is not demonstrated by August 29, 2005, we may be provided an additional 180 calendar days by Nasdaq to regain compliance if we meet the initial listing requirements as set forth in Marketplace Rule 4310(c), except for bid price. We may be able to meet these initial listing requirements. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our common stock will be delisted. At that time we may appeal the Nasdaq staff’s determination to delist our common stock to a Listing Qualifications Panel, but we cannot assure that we would prevail in any appeal.

Grocery worker strikes in any of our markets will have a negative impact on our sales

The four and one-half month Southern California grocery worker strike during the first quarter of 2004 had a significant impact on the retailers in Southern California.   The strike delayed our ability to efficiently and effectively get our products placed on the retailers’ shelves due to retailer staffing constraints. Certain of the largest retailers in the Colorado market are in negotiations with the Colorado grocery worker’s union. The parties are continuing their negotiations, but we cannot be sure that a strike will be avoided. If the workers strike in Colorado or any of our other markets, sales of our products could be negatively impacted as the retailers may not have staffing to keep the shelves adequately stocked. Furthermore, some grocery shoppers may be reluctant to cross picket lines to shop at the retailers’ stores.

Our business depends on a limited number of customers. The loss of a large customer would have a material adverse impact on our operating results

Our customers can generally stop purchasing products from us at any time and on minimal or no notice. For the year ended December 31, 2004, we derived approximately 70% of our sales from four customers, Kroger, Safeway, Wal-Mart/Sam’s Club and Albertson’s. We expect that each of these customers will account for in excess of 10% of our sales during the year ended December 31, 2005. The loss of any of these customers would have a significant negative impact on our business and results of operations.

We have only operated Stokes Canning Company since November 2003 and if we are not successful in doing so for any reason, our operating results may suffer and we could incur losses

We were formed in February 2003 and acquired Stokes Canning Company (Stokes) in October 2003 as a result of our merger with Stokes Ellis Foods, Inc. Part of our management team had no prior experience in operating Stokes and our chief executive officer has done so only for approximately four years. Our management team may not be able to work effectively to run Stokes or it may take us longer than anticipated to implement our growth plan.

We may not be able to generate enough sales of our Stokes and Ellis products to offset preferred stock dividends, our planned marketing costs and general and administrative expenses and, if we are unable to do so, our operating results will suffer

Our marketing and sales initiatives in new markets substantially increased our selling, general and administrative expenses. We are also required to pay preferred stock dividends of $.25 million per quarter to our preferred stockholder. If we cannot pay such dividends due to a lack of capital or any restrictions under the senior credit facility, the dividends will accumulate until they are paid. We deferred such dividends in 2004 in the amount of $750,000. Our sales, market share and earnings may not rise to the extent necessary to offset dividends, marketing and sales expenditures and additional salary expenses. Specific factors that might cause us to fail to reach targeted growth include, but are not limited to:

• market acceptance of our branded products;

• consumer responsiveness to our advertising and promotions;

• changes in production efficiencies or costs which affect prices charged by Hoopeston;

• fluctuations in raw material costs which affect prices charged by Hoopeston;

• changes in distribution or inventory holding costs;

• competitors’ marketing and promotion responses;

• market conditions affecting the price of our products; and

• our ability to foster brand loyalty among consumers of ethnic Southwestern sauces and foods.

If our sales do not increase, we could be forced to curtail selling, general and administrative expenses or implement other cost reduction measures. In this event, our sales could further decrease.

Our growth strategy depends in large part on our ability to secure shelf space within stores and then successfully maintain shelf space through achieving sufficient sales volumes for our products. To do so, we must pay slotting fees to some retailers, which are fees the retailer gets from food and beverage manufacturers to secure shelf space for products. We also have to participate in advertising and promotion programs run by some retailers. If the costs of slotting fees, advertising and promotion exceed budgeted amounts or if sales at the consumer level do not meet expectations, we may not be able to achieve our planned growth or sustain our financial performance. If we were forced as a result to raise additional capital, we may not be able to obtain such capital when needed or, if obtained, the cost of such capital may be significantly higher than the cost of capital from our existing sources.

We face significant competition in the ethnic Southwestern sauce and food sector of the Mexican food industry, which could adversely affect our future operating results, financial condition and liquidity and our ability to grow our business

The Mexican food industry is highly competitive, with a significant number of national and regional manufacturers and distributors. We compete directly with manufacturers and distributors of ethnic Southwestern sauces and food products, and compete generally with manufacturers and distributors of Mexican sauces and food products and other ethnic foods. Among others, brands such as Ortega, Old El Paso, Pace, Rosarita, Taco Bell, Hormel, Hatch, Las Palmas, LaVictoria, 505 Southwestern and LaPreferida offer products that compete with ours. Some of our competitors are part of large, diversified food companies which have greater financial resources and a wider range of product offerings than we do. If these larger competitors choose to introduce products similar to ours at lower prices, our market share in our existing markets could decline and our margins would suffer. We do not have sufficient resources to advertise and promote our products on the scale that certain of our larger competitors use to foster brand recognition of their products. If we are unable to effectively promote our brands and products, the resulting lack of consumer demand could cause our customers to reduce shelf space allocated to our ethnic Southwestern products. Any loss of shelf space could have a significant negative impact on our operating results. As we enter new markets, we may encounter competition from regional manufacturers and distributors not active in our existing markets. If these competitors use price promotions or advertising campaigns to stimulate demand for their products, we could be forced to compete using similar programs, thereby increasing our costs and reducing our margins. The competitive environment for our ethnic Southwestern products could adversely affect our future sales and profits, financial condition and liquidity and our ability to grow our business. We cannot assure you that we will compete effectively in our existing markets or in new markets we enter or seek to enter.

Our business depends on sales of ethnic Southwestern products to four retailers that accounted for 70% of Stokes Ellis Foods’ sales in 2004, and if we fail to increase the number of stores that offer our products and lose any of these customers, our sales and operating results will decline

Approximately 70% of our 2004 sales were accounted for by four customers, Kroger, Safeway, Wal-Mart/Sam’s Club and Albertson’s. We currently sell to four Wal-Mart distribution regions and one Costco distribution region. Because purchasing decisions by these customers are often made at the national and regional levels with input from the store level, acceptance of our products in one region does not assure us of acceptance in others, nor does it assure us that individual stores will carry all or part of our product line. If we are unsuccessful in gaining entry to other regions or in convincing individual stores to carry our product line, our sales will not increase. Retailers continually evaluate the sales performance of products they carry and if sales of our products do not meet expectations, one or more of our customers may discontinue carrying our product line. There are approximately 12 national grocery and club store chains and a small number of regional chains which represent significant target customers for our products. If we fail to obtain new customers and lose one of our existing customers, our sales would suffer and our operating results would be harmed.

If sales of our ethic Southwestern products do not meet retailer expectations or if retailers add a number of new products to their shelves, we may lose shelf space for Stokes or Ellis products or lose favorable shelf positions that will cause our sales to fall

Retailers have a finite amount of shelf space in each of their stores on which food and beverage products are stocked. Food produced by smaller manufacturers such as us are more likely to be removed from store shelves than food produced by bigger manufacturers, since larger companies can afford more expansive promotions and advertising campaigns. Ultimately, however, the decision about whether to remove or relocate a product will depend on its sales and retail margins, and how these compare to existing or new food products. We cannot assure you that our products will continue to compare favorably in sales and retail margins to existing or new food products that may be introduced in the future. Also, retailers can at their discretion relocate our products to lower or higher shelf space that may make it more difficult for consumers to see or find our products. If we lose shelf space or our products are given less favorable shelf locations, our sales could decline.

Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of our Stokes and Ellis products, which can cause our sales to fall

From time to time, retailers change distribution centers that supply some of their retail stores or change food brokers that are responsible for stocking and maintaining products in parts of their stores. If the new distribution center has not had our products approved for distribution in its region, or if the food broker is not familiar with our products, it can sometimes take several months to get the retailer’s distribution center to begin distributing our products in a new region or to get a food broker to represent and stock our products. For example, we lost distribution of our products in a store outside metropolitan Denver in 2003 when the retailer shifted the store to a new distribution region that did not inventory our products. Even though we received approval from the retailer to have our products distributed in the new region, our sales suffered as a result of the temporary loss of shelf space at that store. If we do not obtain approval to have our products offered in new distribution regions or if obtaining this approval takes longer than we plan, our operating results may suffer. Likewise, if we cannot establish a relationship with a food broker with responsibility for Southwestern foods in one or a number of stores, or if we temporarily lose shelf space during the time it takes to do so, our sales may decline.

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

We depend on Co-Sales Company, our lead food broker, to help us in marketing and selling our ethnic Southwestern products to retailers, and if Co-Sales’ performance declines or if we are forced to change our lead food broker for another reason, our sales could fall and our operating results may be harmed

Since 1998, we have used Co-Sales Company as our lead food broker to assist us in marketing and selling our food products to retailers throughout our existing markets. We have no contract with Co-Sales and either of us may terminate our brokerage relationship at any time. If Co-Sales’ performance did not meet our expectations or if Co-Sales decided to terminate its representation of our products, we would in all likelihood look to replace Co-Sales with another lead broker. If doing so took longer than anticipated, or if a new lead food broker was not able to maintain our product distribution through existing retail locations, sales of our products could fall, particularly if retailers felt their stores were not being serviced properly.

We rely on Hoopeston to operate the production facility we own and as a result can experience cost increases, financial penalties, inventory fluctuations and operating disruptions, any of which can increase our costs or cause us to lose sales

Since January 2001, our products have been produced by Hoopeston under a Co-Pack and Warehousing Agreement which obligates Hoopeston to produce and warehouse Stokes and Ellis product lines for a period that currently extends until January 26, 2010, with additional automatic one-year extensions that occur on June 30th of each year unless either party elects to terminate the automatic one year extensions. We rely on Hoopeston to manufacture our products. Hoopeston leases the production facility and equipment we own to make our products and those of others. These arrangements subject us to a variety of risks, including:

Our production and ingredient costs are subject to increase

If Hoopeston’s production or ingredient costs increase during the agreement’s term, the agreement allows Hoopeston to increase the product costs to us on an annual basis under certain conditions. Agricultural commodity prices can fluctuate widely due to weather and other factors. Any material increase in production or ingredient costs that we cannot recover through price increases to our customers will reduce our margins and harm our operating results.

We are liable for shortfall payments if our production requirements fall below a pre-determined level

We agreed to purchase from Hoopeston a minimum of approximately 585,000 cases of our products during each year of our co-pack agreement. If we fail to do so, we must pay Hoopeston a per-case fee of $.80 multiplied by the difference between the actual number of cases produced and the minimum number called for in the agreement. We fell below the minimum production level in 2004 and 2003 and paid Hoopeston a shortfall payment of approximately $82,000 and $16,000, respectively, as a result. We currently estimate a shortfall payment of approximately $250,000 for the contract year ending June 30, 2005. If we continue to be obligated to pay this fee in the future, it would have a significant negative impact on our operating results.

Our operations would be severely affected if Hoopeston was prevented from or ceased operating our facility for any reason

If Hoopeston was prevented from operating our production facility as a result of regulatory or other actions taken by third parties, or if Hoopeston ceased operating the facility for any reason, the resulting interruption or cessation of production would severely affect our operations. We may not be able to assume operation of the plant on a timely basis or identify another third party to operate the plant if Hoopeston failed or was unable to do so, or the cost of doing so could result in an overall increase in our production costs. Alternatively, we may not be able to find a third party that would agree to manufacture our products at their facility. If our production facility is idled due to causes not attributed to Hoopeston, our reduced production volume could trigger our obligation to make payments to Hoopeston for failing to meet minimum production volumes. We could also be forced to sell the facility to a third party if we were unsuccessful in operating it ourselves. We believe that a sustained inability to deliver products would result in the loss of our customers, which would harm our business to a much greater extent than the benefits available under our insurance policy.

Hoopeston’s inability to effectively manage and operate our production facility could result in higher product costs to us

If Hoopeston experienced a prolonged period of management turmoil, or if its operations were ineffectively managed, our production costs could increase or we could experience production delays that could adversely impact availability of our products at the store level.

Our operations and Hoopeston’s production of products for us are subject to FDA and USDA governmental regulation and there is no assurance that we will be in compliance with all regulations

Our operations are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and other national, state and local authorities. For example, we and Hoopeston are currently subject to the Food, Drug and Cosmetic Act and regulations adopted by the FDA, and Hoopeston is obligated to make prompt payment of accounts owed to produce suppliers in accordance with the Perishable Agricultural Commodities Act. The FDA’s comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of food. Under this program, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the contents for some foods. Our production plant and Hoopeston’s operation of the plant are subject to periodic inspection by federal, state and local authorities. We believe that we and Hoopeston are in compliance with currently applicable laws and regulations but we and Hoopeston may not be able to comply with any or all future laws and regulations. Moreover, we do not control Hoopeston. If Hoopeston failed to comply with applicable laws and regulations, the manufacture of our products could be interrupted or delayed and our plant could be temporarily closed by regulatory action, any of which could harm our reputation and severely harm our operating results. In addition, failure by us or by Hoopeston to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could materially harm our business, financial condition or operating results.

We could be liable for costs and damages if Hoopeston manufactures contaminated products that result in product liability claims

While Hoopeston has contractually indemnified us for any failure to comply with the terms of the Co-Pack & Warehousing Agreement, including any failure to comply with applicable laws, Hoopeston’s production of contaminated food products could subject us to legal action, thereby exposing us to substantial defense costs and damage awards. If Hoopeston’s insurance and financial resources were exceeded by the amount of any damages, our indemnity rights may be of negligible value. Although we maintain our own product liability insurance in amounts we consider to be commercially reasonable, our insurance may not be adequate in all events. Any underinsured or uninsured loss experienced by us could harm our business, perhaps significantly.

Because Hoopeston produces and inventories food for us and other branded manufacturers, we must correctly anticipate demand for particular varieties of our ethnic Southwestern products, or our production costs will increase and we may lose sales

Our agreement with Hoopeston requires us to provide a rolling multi-week production plan that is used to establish firm production schedules ahead of actual production. Following production, Hoopeston must inventory canned food for at least a 5 day incubation period to allow USDA inspectors to test the product for contamination or spoilage. For these reasons, it is difficult to produce our food products on short notice. Although Hoopeston can add shifts to increase short-term production, the use of additional shifts increases production costs that Hoopeston passes through to us and other manufacturers it serves. As we implement our plan, we will need to plan ahead for our product requirements, inventory levels and expected consumer demand for our different product lines. If we do not do so successfully or if consumer preferences in one market differ significantly from others, we may be forced to seek short-term increases in production that will increase our costs and reduce our margins. We may lose sales if we lack inventory of our products when ordered and production, incubation and delivery times result in a product being out of stock on a customer’s shelves.

We use only one production facility and if this facility were to experience a fire, flood or other calamity, our operations could be substantially harmed

The plant operated by Hoopeston is the only facility that we currently use to produce our ethnic Southwestern products. Although we believe other production facilities could manufacture our products, we may not be able to find an alternate facility that could meet our production requirements on short notice. Even if an alternate facility were found, our production costs could increase, particularly if we needed to source products on short notice. A natural disaster or other event that resulted in the destruction or loss of part or all of the Hoopeston facility could interrupt or stop production, which would significantly harm our business and operations. We have business interruption insurance, but we believe that a loss of our customers due to production interruptions would harm our business to a much greater extent than the benefits available under our insurance policy.

Our right to receive override payments from Hoopeston may be affected if Hoopeston operates our plant inefficiently or if Hoopeston exercises its option to purchase the production facility

Our agreements with Hoopeston will entitle us to receive, at least annually, an override payment equal to a portion of Hoopeston’s earnings before interest, income taxes, depreciation and amortization, or EBITDA. The override payment is to be calculated following the end of Hoopeston’s fiscal year, which ends on June 30 of each calendar year. The override payment for the period through June 2003, is to be paid in the form of a promissory note from Hoopeston. In March 2004, we agreed to transfer the note, when issued, to our majority stockholder in full satisfaction of the related liability to the stockholder, since such income was earned by Stokes prior to its acquisition by the Company. We have been informed by Hoopeston that it does not anticipate an override payment for the contract year ended June 30, 2004. If Hoopeston’s EBITDA fails to increase due to:

• operating difficulties or disruptions in production, including the effect of any regulatory action concerning the production facility;

• mismanagement;

• loss of other manufacturers’ production business;

• reductions in our production requirements;

• interruptions in the supply of raw materials;

• inability to secure new manufacturing customers; or

• increases in non-recoverable production costs,

then we may never receive an override payment. We do not own Hoopeston and do not make its production decisions, meaning that we have no control over the daily operating decisions that will likely determine the amount, if any, of our future override payment. We cannot assure you that we will receive override payments in future years, or the amount of any such payment. Hoopeston is also allowed to offset against the override payment any monetary damages it incurs in the event we breach our Co-Pack & Warehousing Agreement, property and equipment leases, and some related agreements. Any such breach that results in the exercise of Hoopeston’s offset rights could reduce substantially any override payment we might otherwise be eligible to receive. Our rights to receive any override payment and Hoopeston’s obligation to continue manufacturing our products may be affected if Hoopeston decides to exercise its right to purchase our production facility. Our agreements with Hoopeston do not clearly address the effect on the override payment agreement, the co-pack agreement or any other agreement if Hoopeston exercises its option to purchase the production facility. If Hoopeston stopped producing our products after purchasing our facility, we would be forced to find another manufacturer for our products. We have identified an alternative manufacturer to produce our products if needed.

The loss of a significant supplier of raw materials to Hoopeston, a price increase or disruption in supplies of green chiles, or other disruptions in supplies of raw materials may impair Hoopeston’s ability to timely and cost-effectively make our products

The principal ingredients used to make our products are green chiles, beef, pork, chicken, corn, beans, seasonings and packaging material. Hoopeston chooses suppliers of our raw materials and does not have any long-term arrangements with any suppliers of our raw materials. In order to ensure consistency of flavor, Hoopeston purchases, to the extent practicable, all of the produce and commodities needed to produce our sauces and foods from a limited number of significant suppliers. The loss of a significant supplier for any reason could result in delays in production or raw material cost increases, either of which could harm our operating results.

Hoopeston currently relies on two suppliers for its purchases of green chiles. A significant increase in green chile prices or a sustained interruption in the supply of green chiles for any reason would seriously harm our business. Neither we nor Hoopeston have any long-term contracts extending beyond one season with green chile suppliers, meaning that the price of green chiles sold to us may increase at any time or that the quantity of green chiles supplied to us could be curtailed at any time. The volume of green chiles that Hoopeston purchases for our products is such that it would be difficult to effectively hedge a large portion of our green chile costs. Difficulties in obtaining green chiles or the imposition of import quotas on agricultural products generally or green chiles in particular could also materially harm our business or increase our operating costs.

The failure of suppliers of key ingredients to meet our quality standards or delivery schedules could delay or hinder Hoopeston’s manufacturing of our products. In particular, a sudden scarcity, a substantial price increase, or the unavailability of product ingredients could harm Hoopeston’s ability to produce our sauces and foods on a timely and cost-effective basis, and could result in an increase in our production costs.

If Hoopeston’s financial condition is or were to become unstable or it were to file for protection under applicable bankruptcy laws at some future time, our production could be interrupted and our operating results could decline; a bankruptcy filing by Hoopeston could make the enforceability of our agreements uncertain and allow a trustee to reject or affirm any or all of our agreements with Hoopeston to our disadvantage

Hoopeston is a privately-held company and we are not provided with all of their financial information. If Hoopeston’s financial condition is or were to become unstable for any reason in the future and if it filed for protection under applicable bankruptcy laws, its is possible that all or part of our agreements with Hoopeston could be rejected by a trustee appointed in any bankruptcy proceeding or Hoopeston could cease operations. For example, we could be forced to find another manufacturer and our production could be interrupted if the trustee rejected our Co-Pack & Warehousing Agreement with Hoopeston. Any production interruptions we experience could negatively affect our operating results.

If a trustee affirmed our exclusive license agreement with Hoopeston and rejected our other agreements, we might not be able to transfer the production of our products to another manufacturer without exposing ourselves to potential liability. As a practical matter, if the exclusive license agreement were affirmed to the exclusion of all our other agreements, we could be forced to violate the exclusive license agreement to meet our customers’ requirements, which could subject us to damage claims.

If we fail to maintain and strengthen our Stokes and Ellis brands in existing markets or establish these brands in other markets we enter, sales of our ethnic Southwestern products may decrease

To be successful, we must maintain and strengthen our Stokes and Ellis brands in existing markets and establish our branded ethnic Southwestern products as preferred choices with consumers and retailers in new markets. We believe that brand recognition will become more important in the future as we implement our growth strategy and seek to reach consumers through store locations in new market areas. If we are unable to establish, strengthen and maintain our brands, the attractiveness of our products to consumers and retailers may decrease and our business, financial condition and operating results could be materially and adversely affected.

We depend on consumers’ purchases of our Southwestern food products and general economic conditions, terrorism, war, or other factors affecting consumer spending may harm our operating results

Our operating results depend on consumer spending, which is influenced by general economic conditions. The strength and profitability of our business will depend on consumer demand for Mexican food in general and for the ethnic Southwestern products we offer. The terrorist attacks of September 11, 2001, and ongoing turmoil in Iraq and threats or occurrences of terrorist activities both inside and outside the United States, as well as the responses to such activities, have had a negative impact on consumer confidence. Our business and sales could be negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products.

We have a limited product line of Southwestern sauces and foods from which we expect to derive substantially all of our future sales. Expansion of our limited product line has not resulted in significant sales in new markets and we may not have sufficient sales to achieve profitability given existing overhead costs and public company costs.

We derive substantially all of our sales from 10 varieties of Stokes sauces, chile and bean products and 13 Ellis tamale, chile and bean products. We expect that these products will account for substantially all of our sales in the near future, with sauces accounting for an increasing portion of our total sales. The limited nature of our product line makes our future prospects difficult to predict. This difficulty is compounded as our entry into new markets has not been successful. The cost of holding our inventory has increased and some of our products may be returned after their shelf life expires, meaning that we may be forced to write-off the costs of such products. Without increased sales revenue from our products, our ability to be profitable on an operating basis may be impaired given our existing overhead level and public company costs. In particular, the failure to sell sufficient quantities of Stokes Green Chile Sauces would have a disproportionate impact on our operating margins.

Increases in the prices of commodities used in our products could cause our product costs to increase and our margins to decline significantly

If prices of commodities used in our products were to increase, Hoopeston has the right to annually adjust our product cost based upon their actual cost for the prior year. This would result in higher product costs to us.

A disruption of shipping or the addition of fuel surcharges could cause our operating costs to increase and our margins to decline significantly

We rely on common carriers to ship virtually all of our ethnic Southwestern products to our customers and to secondary distribution facilities we use in Phoenix, Arizona, Buena Park, California and Salt Lake City, Utah. These common carriers also ship ingredients, raw materials, cans and labels to Hoopeston from its suppliers. Any disruption or slowdown in deliveries of our products, ingredients or supplies caused by labor strikes, other labor disputes, weather conditions or other causes could significantly harm our business. Recent increases in diesel and other energy costs have led some common carriers to propose or implement fuel surcharges on some longer delivery routes. If fuel costs remain at currently high levels or rise, and more common carriers implement or increase fuel charges, our operating costs may increase and our margins may suffer.

If we acquire other ethnic Southwestern or Mexican food brands or companies that make these products, our business could be disrupted, your ownership could be diluted or our operating results could be harmed

We may evaluate opportunities from time to time to acquire other ethnic Southwestern or Mexican food brands or companies that produce these foods. We are considering potential acquisitions of other brands or companies, as we explore alternatives to maximizing company value. We have begun preliminary discussions with various groups; however, no definitive plans or agreements have been reached. We may not complete any acquisitions in the future, and any acquisitions we do complete could disrupt our business. If we fail to assimilate successfully any acquired brand or company and the products or personnel of the acquired operations, our business may be harmed and our management team could be distracted. The issuance of equity for any acquisition could dilute the ownership of our existing shareholders and the issuance of debt could increase our interest expense and other acquisition-related costs.

The disclosure or unauthorized use of our confidential trade secrets, including our recipes and production processes of our ethnic Southwestern products, would have an adverse impact on our business by allowing our competitors to promote and sell products comparable to ours

Our products are made using traditional Southwestern recipes and through production processes that we consider to be trade secrets. It is possible that a third party could obtain our recipes and production processes through unauthorized means or could attempt to duplicate our products. In this event, we could lose any competitive advantage we currently possess and our business could be adversely affected. We have confidentiality clauses in our production and license agreements with Hoopeston, but such clauses may not be sufficient to give us effective protection from unauthorized disclosure of confidential trade secrets.

Our majority stockholder and his wife will continue to exert a controlling influence on our decisions and may make decisions that are not in the best interest of all stockholders

James E. Lewis owns approximately 42% of our outstanding common stock, and Mr. and Mrs. Lewis hold the 2,000,000 shares of our outstanding Series A preferred stock. After giving effect to the Lewises’ preferred stock voting rights, the Lewises vote approximately 58.2% of our outstanding capital stock at any meeting of our stockholders. As a practical matter, the Lewises will be able to elect the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders. These matters include the power to prevent or cause a change in control of Centennial. The Lewises could seek to change the composition of our board of directors or management team through calling a stockholder meeting. The Lewises’ interests may be different from the interests of other stockholders, including with respect to:

• the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

• any determinations with respect to mergers, other business combinations, or changes in control;

• our acquisition or disposition of assets;

• our financing activities; and

• the payment of dividends on their preferred stock.

The Lewises’ ownership of our capital stock could depress the market price of our common stock or delay or prevent a change in control of Centennial. The Lewises are not prohibited from selling a controlling interest in us to a third party and can do so without requiring a buyer to acquire the common stock sold in our IPO. The Lewises may also sell all or a portion of the preferred stock they hold without our consent.

Our stock price may be highly volatile due to factors that have little or nothing to do with our performance

The trading price of our common stock has been volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance, our success or inability to obtain analyst research coverage of our stock, changes in estimates of any securities analysts who begin to follow our stock, market penetration we achieve in existing and new markets, competitive developments among our retailer customers, effectiveness of our advertising and promotion activities, changes in consumer tastes, introduction of new products or promotions of existing products that are competitive to ours, regulatory action concerning Hoopeston, our production plant, or our products, and other factors, many of which are beyond our control. Furthermore, the stock market in general and the market for small capitalization stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of publicly traded companies. These broad market and small capitalization stock fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

Our indemnification of the Lewises for actions they take in their capacities as our majority stockholders may cause additional conflicts of interest to arise between us and the Lewises in the future and could subject us to considerable damages and expenses

We have entered into an indemnification agreement with the Lewises under which we have agreed to indemnify them to the same extent that we indemnify our officers and directors. The indemnification protects the Lewises from individual liability to us for damages from any action or failure to act unless the conduct amounted to a breach of any fiduciary duty or involved intentional misconduct, bad faith, fraud or a knowing violation of law. The indemnification agreement also obligates us to advance expenses of any related proceeding before its final resolution if we have an undertaking from the Lewises to repay such advances if they are ultimately determined not to be entitled to indemnification. The indemnity obligation may in the future create additional conflicts of interest between us, our stockholders and the Lewises, or may expose us to damages and expenses that would otherwise not be our obligation. If these damages and expenses were substantial, our financial condition may be harmed, perhaps significantly.

Substantial amounts of our common stock could be sold in the near future, which could depress Centennial’s stock price

The 3,500,000 shares of our common stock that were issued prior to our initial public offering are “restricted securities” under the Securities Act. These shares are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. Messrs. Nieder, Beckwith and Lewis agreed not to sell 2,950,000 of their shares for a period of four years ending October 29, 2007 other than two and one-half percent of those shares per quarter, beginning October 29, 2005, or upon our common stock becoming a “covered security” as defined under the securities laws. Sales of shares held by these persons after expiration of the lock-up agreements may likewise cause a decline in the market price of our stock.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Centennial Specialty Foods Corporation and Subsidiary

Centennial, Colorado

We have audited the accompanying consolidated balance sheet of Centennial Specialty Foods Corporation and its Subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Specialty Foods Corporation and its Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

                Ehrhardt Keefe Steiner & Hottman PC

March 4, 2005 (except for Note 10 as to which the date is March 21, 2005)

Denver, Colorado

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2004
Assets
Current assets
Cash and cash equivalents	$415,597
Accounts receivable, net of allowance for doubtful accounts of $25,483	341,671
Income taxes receivable	14,478
Inventory, net	1,894,927
Prepaid expenses	153,219
Total current assets	2,819,892

Non-current assets
Property, plant and equipment, net	5,914,186
Goodwill, net	1,634,079
Other assets	56,488
Total non-current assets	7,604,753

Total assets	$10,424,645

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable — trade	$394,830
Accrued liabilities	800,473
Total current liabilities	1,195,303

Long-term debt	2,436,387
Deferred tax liability	77,015
Total long-term liabilities	2,513,402
Total liabilities	3,708,705

Commitments and contingencies

Stockholders’ equity
Preferred stock (liquidation preference $10,750,000), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5 stated value, 10% dividend	2,334,785
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,050,000 shares issued and outstanding	505
Additional paid-in capital	5,794,036
Accumulated deficit	(1,413,386)
Total stockholders’ equity	6,715,940
Total liabilities and stockholders’ equity	$10,424,645

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2004	2003

Net sales	$4,415,857	$5,032,557

Cost of goods sold	3,266,756	3,211,905

Gross profit	1,149,101	1,820,652

Selling, general and administrative expenses	2,504,237	2,106,328

Loss from operations	(1,355,136)	(285,676)

Other income (expense)
Interest expense	(226,983)	(463,301)
Production facility income	314,230	804,323
Total other income	87,247	341,022

Income (loss) before income taxes	(1,267,889)	55,346

Income tax benefit (expense) - current	14,478	(21,482)
Income tax benefit - deferred	454,768	4,171
Total income tax benefit (expense)	469,246	(17,311)

Net income (loss)	$(798,643)	$38,035

Net income (loss) before preferred stock dividend	$(798,643)	$38,035

Preferred stock dividends — paid	(250,000)	(172,603)
Preferred stock dividends — in arrears	(750,000)	—
Total preferred stock dividends	(1,000,000)	(172,603)

Net loss available to common shareholders	(1,798,643)	(134,568)
Basic and diluted net loss per common share	$(0.36)	$(0.04)
Basic and diluted weighted average common shares outstanding	5,050,000	3,629,452

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(000)		(000)
Balance - December 31, 2002	—	—	2,100	$210	$5,134,083	$(2,129,247)	$3,005,046
Issuance of common stock in Centennial Specialty Foods Corporation			1,400	140			140
Acquisition of Stokes, net of deferred taxes of $670,051	2,000	2,334,785			(5,134,083)	2,129,247	(670,051)
Distribution of pre-acquisition earnings of Stokes net of tax effect of $135,218						(230,176)	(230,176)
Net proceeds from Initial public offering			1,550	155	5,794,026		5,794,181
Sale of common stock warrants					10		10
Preferred stock dividends — paid						(172,603)	(172,603)
Net income						38,035	38,035
Balance - December 31, 2003	2,000	2,334,785	5,050	505	5,794,036	(364,744)	7,764,582
Preferred stock dividends — paid						(250,000)	(250,000)
Net loss						(798,642)	(798,642)
Balance - December 31, 2004	2,000	$2,334,785	5,050	$505	$5,794,036	$(1,413,386)	$6,715,940

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003

Cash flows from operating activities
Net income (loss)	$(798,642)	$38,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	238,101	231,813
Deferred income taxes	(454,768)	(4,171)
Production facility income	—	(170,000)
Changes in assets and liabilities
Accounts receivable	(37,823)	3,536
Income taxes receivable	(14,478)	—
Inventory	(851,387)	(12,383)
Prepaid expenses	32,867	(116,935)
Accounts payable — trade	(627,438)	118,910
Accrued liabilities	243,821	(68,183)
Related party payable	(195,394)	—
Income taxes payable	(20,361)	21,482
	(1,686,860)	4,069
Net cash provided (used) by operating activities	(2,485,502)	42,104

Cash flows from investing activities
Purchase of property, plant and equipment	(18,889)	(33,200)
Net cash used in investing activities	(18,889)	(33,200)

Cash flows from financing activities
Net proceeds from revolving line of credit	2,436,387	—
Payments on long-term debt	(4,253,704)	(116,301)
Proceeds from (payments on) note payable — stockholder	(908,900)	35,000
Payment of financing costs	(7,671)	(25,000)
Dividends paid	(422,603)	—
Net proceeds from the issuance of stock	—	5,794,331
Net cash provided (used) by financing activities	(3,156,491)	5,688,030

Net increase (decrease) in cash	(5,660,882)	5,696,934

Cash and cash equivalents - beginning of year	6,076,479	379,545

Cash and cash equivalents - end of year	$415,597	$6,076,479

Supplemental Disclosure of Cash Flow Information:
Interest paid	$366,930	$387,786
Income taxes paid	$20,361	$—

Supplemental Disclosure of Non-Cash Activities:
Assignment of rights to note receivable to majority stockholder in satisfaction of related party payable	$170,000	$—
Recognition of deferred tax liability associated with the purchase of Stokes Ellis Foods, Inc. with Preferred Stock	$—	$534,833
Accrual of financing costs	$—	$45,000
Accrual of pre-acquisition Stokes earnings distribution	$—	$365,394
Accrual of preferred stock dividends	$—	$172,603

See notes to consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Note 1 - Description of Business and Summary of Significant Accounting Policies

Centennial Specialty Foods Corporation (Centennial) is a holding company that was formed under Delaware law in February 2003 for the purpose of acquiring Stokes Ellis Foods, Inc. and its wholly owned subsidiary Stokes Canning Company (collectively Stokes). Effective October 29, 2003, Centennial acquired Stokes concurrent with its initial public offering. From inception through October 29, 2003, Centennial’s activities consisted of planning the initial public offering as well as developing plans for operations after the initial public offering was completed. Centennial’s costs and expenses through October 2003 consisted of salaries to its officers and market research costs, which totaled approximately $412,314, as well as the costs associated with the offering totaling $1,955,819. These costs were paid on behalf of Centennial by Stokes and through proceeds of the public offering. The only sources of capital for Centennial were advances made by Stokes and proceeds from the offering.

Stokes Ellis Foods, Inc. was a holding company incorporated in the state of Delaware during August 1998, for the purpose of acquiring Stokes Canning Company. Stokes Ellis Foods, Inc. was formerly known as Lewis Foods, Inc. until it changed its name in May 2003.

Stokes Canning Company was formed in 1974 under Colorado law. It markets, sells and distributes branded ethnic Southwestern canned sauces and food products in the Mexican food segment of the domestic food industry. The products are currently sold through superstores, club stores, and grocery retailers throughout Colorado, Arizona, California and a small number of major metropolitan markets in adjoining states. Centennial’s operations are conducted from its facilities located in Centennial, Colorado.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centennial Specialty Foods Corporation, Stokes Ellis Foods, Inc. and subsidiary, Stokes Canning Company (collectively the Company). All intercompany accounts and transactions have been eliminated in consolidation.

The purchase of Stokes was accounted for as a reorganization of companies under common control in accordance with SFAS 141, in a manner similar to reverse acquisition accounting. After completion of the offering and issuance of preferred stock, the primary stockholders of Stokes and Centennial have voting control of approximately 58.2% of the outstanding capital stock. For this reason, Stokes and Centennial are treated as being under common control for financial statement reporting purposes. Accordingly, no goodwill has been recorded as a result of this business combination. In addition, the Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows have been consolidated for the year ended December 31, 2003 under the provisions of Interpretation 46.

Cash and Cash Equivalents

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of December 31, 2004, balances of cash maintained at financial institutions exceeded the federally insured limit by approximately $301,326. In addition, cash equivalents consisted of funds in a money market account which was not FDIC insured.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

The Company had four customers that accounted for 28%, 16%, 13% and 13% of total sales for the year ended December 31, 2004 and four customers that accounted for 28%, 16%, 13% and 10% of total sales for the year ended December 31, 2003. Three of these customers accounted for 35%, 16% and 16% of total accounts receivable at December 31, 2004.

Inventories

Inventories consist of canned food products and labels and are stated at the lower of average cost or market, determined using the first-in, first-out method (FIFO).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 5 to 40 years. Depreciation expense for the years ended December 31, 2004 and 2003 was $216,918 and $231,813, respectively.

In January 2001, the Company entered into a lease and a co-pack and warehouse agreement with an unrelated party (Note 6). As part of this lease, the Company leases nearly all of its property, plant and equipment under an operating lease to the unrelated party. The income from this transaction is recorded as rent income.

Goodwill

The Company accounts for goodwill using Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually for impairment in accordance with SFAS No. 142. The Company determined that there was no impairment as of December 31, 2004.

Other Assets

Other assets consist of loan commitment fees and costs related to the senior revolving credit line described in Note 4. Such costs are amortized over the term of the revolving line of credit.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, prepaids, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

The carrying amount of the revolving line of credit approximates fair value as of December 31, 2004 as the interest rate on this instrument approximates market interest rates.

Revenue Recognition

The Company recognizes revenue upon the shipment of canned food products to the customer. Provisions are made for estimated product returns and sales allowances.

Billback Discounts, Promotional Allowances, Cash Discounts and Slotting Fees

The Company offers various discounts and promotional allowances to customers. These amounts are recorded as a decrease to sales in the period incurred. The Company offers performance based billback discounts in which retailers are given discounts once products are sold through store registers. In addition, the Company pays slotting fees to customers to obtain shelf space in retail locations. These one-time fees are non-refundable and are netted against sales in the period incurred.

Discounts, promotional allowances and slotting fees are summarized below for the years ended December 31, 2004 and 2003.

	For the Year Ended December 31,
	2004	2003

Billback discounts	$424,757	$75,116
Promotional allowances	566,708	751,416
Cash discounts	100,263	85,974
Total discounts and Allowances	1,091,728	912,506
Slotting Fees	516,611	23,817
Total adjustments to gross sales	$1,608,339	$936,323

Shipping Expense

          Shipping and handling expense is comprised of costs to store, move, prepare and ship product to customers and has been included in cost of goods sold.

Advertising Costs

            The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $313,231 and $110,900, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Basic and Diluted Earnings (Loss) Per Common Share

In accordance with SFAS No. 128 Earnings per Share, basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution to basic earnings (loss) per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares outstanding during the period. As the Company has incurred a net loss available to common shareholders for the years ended December 31, 2004 and 2003, the Company has excluded the effects of the common shares issuable upon the exercise of warrants or stock options since their effect is anti-dilutive.

                Stock Based Compensation

The Company has adopted both SFAS No. 123 Accounting for Stock-Based Compensation, which requires disclosure of the fair value and other characteristics of stock options, and SFAS No. 148 Accounting for Stock-Based

Compensation — Transition and Disclosure, which requires more prominent disclosure about the effects of an entity’s accounting policy decision with respect to stock based compensation on reported net income. The Company has chosen under the provisions of SFAS No. 123 to continue using the intrinsic-value method of accounting for employee stock compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Accordingly, no compensation cost has been recorded for the stock option plans. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted loss per common share would have been changed to the pro forma amounts indicated below:

	For the years ended December 31,
	2004	2003

Net loss available to common shareholders — as reported	$(1,798,642)	$(134,568)

Employee stock-based compensation determined under the fair value method	—	(136,818)

Pro forma net loss available to common shareholders	$(1,798,642)	$(271,386)

Basic and diluted loss per common share — as reported	$(0.36)	$(0.04)

Basic and diluted loss per common share — pro forma	$(0.36)	$(0.07)

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of December 31, 2003: Approximate risk-free rate of 3.18%, average expected life of 10 years, dividend yield of 0% and volatility of 33.83%.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123(R), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard is applicable to the Company for the first interim or annual reporting period that begins after December 15, 2005. Among other items, the new standard will require the Company to expense future stock options issuances in the financial statements.

Note 2 - Balance Sheet Disclosures

Property, plant and equipment consist of the following at December 31, 2004:

Buildings	$5,595,330
Land	737,925
Equipment	818,682
Vehicles	6,389
Fixtures	173,457
7,331,783
Less accumulated depreciation	(1,417,597)
$5,914,186

Accrued expenses consist of the following at December 31, 2004:

Accrued property taxes	$118,739
Accrued production shortfall fees	250,778
Accrued selling expenses	377,926
Accrued other	53,030
$800,473

Note 3 — Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142. As of January 1, 2002, the Company had $1,634,079 in unamortized goodwill.  In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisition of Stokes Canning Company. The Company completed its impairment test and determined that there is no impact on the Company’s financial position and results of operations, as goodwill is not impaired. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

Goodwill is summarized as follows at and December 31, 2004:

Goodwill	$1,782,710
Less accumulated amortization	(148,631)
$1,634,079

Note 4 - Long-Term Debt

At December 31, 2004, long-term debt consists of a $5,000,000 ($4,000,000 as amended) senior revolving line of credit. The revolving line of credit matures December 31, 2006 and accrues interest at the bank’s base rate plus 1.5%, or 6.75% at December 31, 2004. The borrowing base is limited to the sum of 70% of the appraised value of the production plant, 75% of eligible accounts receivable and 50% of finished goods inventory. Based upon these allowable percentages and the amended credit limit, the Company had $1,563,613 in funds available under the revolving line of credit at December 31, 2004. The facility calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum. The facility is collateralized by a first mortgage on the production building. The facility is also secured by substantially all assets of the Company, including accounts receivable and inventory, and an assignment of the co-packing agreement with its supplier. The facility is also subject to certain restrictive covenants.

In March 2004, the Company used proceeds from this revolver to retire various notes payable including a note payable to our majority stockholder in the amount of $908,900. In addition, the Company retired the existing first mortgage note payable to a bank using initial public offering proceeds.

Maturities of long-term obligations are as follows:

Year Ending December 31,
2005	$—
2006	2,436,387
$2,436,387

Subsequent to year end, the Company and its bank amended the existing loan and security agreement. The material terms of the amendment are as follows:

•           The total amount available under the revolving line of credit was reduced to $4,000,000 until the Company attains consolidated net worth of $7,000,000 for two consecutive quarter ends and minimum debt service coverage ratio is met for two consecutive quarterly measurement periods.

•           The minimum consolidated net worth covenant was reduced to $6,700,000 for the year ended December 31, 2004 and $6,400,000 for periods subsequent to December 31, 2004. The minimum consolidated net worth covenant will be a continuous measurement rather than at quarter end.

•           Dividends or distributions on the capital stock of the Company will not be allowed until the consolidated net worth of the Company reaches $7,000,000. Thereafter, dividends will be allowed only to the extent of one-half of net income.

•           Unless the Company requests loan availability in excess of $4,000,000, the minimum debt service ratio will not be activated until the quarter ending December 31, 2005.

Note 5 — Stockholders’ Equity

Preferred Stock

The Company issued 2,000,000 shares of preferred stock in connection with the acquisition of Stokes Ellis Foods, Inc. in October 2003. The preferred stock carries a 10% cumulative annual dividend and has a liquidation value of $5 per share plus dividends in arrears or a total liquidation value of $10,750,000. This $10,750,000 value will only be realized upon liquidation of the Company. The preferred stock is convertible into common stock on a one-for-one basis. The preferred stock is valued at $2,334,785 which, for financial reporting purposes, represents the predecessor cost basis (stockholders’ equity) net of associated deferred tax liability of Stokes at the time of acquisition.

Subsequent to year end, the Company and its bank amended the existing loan and security agreement. As part of this amendment, the Company is restricted from paying preferred stock dividends until the consolidated net worth of the Company reaches $7,000,000. Thereafter, dividends will be allowed only to the extent of one-half of net income. Dividends in arrears are included in the liquidation value of the preferred stock.

Common Stock

During February 2003, Centennial sold 1,400,000 shares of its common stock to shareholders with no previous ownership in the Company. These shares were issued at $0.0001 per share.

Effective October 29, 2003, the Company completed its initial public offering of 1,550,000 common shares at $5 per share for $7,750,000 gross proceeds net of issuing costs of $1,955,819.

As a result of the acquisition of Stokes in October 2003, Stokes shareholders own 42% and vote approximately 58% of the outstanding capital stock of Centennial. All share and per share amounts have been retroactively restated to reflect the capital structure of Centennial.

Stock Escrow Agreements

Upon completion of the public offering, officers and directors placed 200,000 shares of common stock owned by them in an escrow account under the terms of an agreement with the managing underwriter and Corporate Stock Transfer, Inc. The common stock will be released from escrow on the earlier to occur of:

•                  the Company’s net income after tax exceeding $1.5 million in fiscal 2004;

•         the Company’s net income after tax exceeding $4.0 million in fiscal 2005;

•                  if the Company is acquired by, or merged with, an entity in which the Company’s stockholders own less than 50% of the entity’s equity after the transaction or after which the Company is not the surviving entity;

•                  all or substantially all of the Company’s assets are sold following approval by a majority of the Company’s stockholders excluding votes attributable to the stock in the escrow account; or

•                  October 29, 2010.

Stock Options

Centennial issued an option to purchase 40,000 shares to each of its two non-employee directors under its 2003 Non-Employee Directors’ Stock Option Plan. On October 29, 2003 and December 31, 2003, 40,000 options were issued to directors at an exercise price of $5.00 and $3.50 per share, respectively. The options vest over 3 years with a term of 10 years.

Stock Purchase Warrants

As part of the initial public offering, the managing underwriter paid $10 for warrants to purchase 155,000 shares of common stock at an exercise price of $7.00 per share for a period of five years from the effective date of the offering. These warrants may not be exercised for at least one year and the warrants and underlying shares of common stock will be restricted from sale, transfer, assignment or hypothecation for a period of one year from the date of the offering, except to the managing underwriter, other underwriters, selling group members and their officers or partners. The fair value of the warrants estimated upon the date of grant using the Black-Scholes option-pricing model was $132,844 using the following weighted average assumptions: Approximate risk-free rate of 3.18%, average expected life of 5 years, dividend yield of 0% and volatility of 33.83%.

Equity Incentive Plan

In August 2004, shareholders approved the 2004 Stock Incentive Plan (the “Plan”), which provides for the grant of options of up to 500,000 shares of common stock. Under the Plan, the Company may grant incentive stock options, nonqualified stock options and stock awards to employees, directors and consultants. The exercise price of each option shall be determined by the Compensation Committee of the Board of Directors, however, the exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. For nonqualified stock options, the exercise price may not be less than 85% of the fair market value on the date of grant. The Company’s Compensation Committee of the Board of Directors determines the vesting and other provisions of options granted under the Plan. No options were granted under the plan for the year ended December 31, 2004.

Note 6 - Commitments and Contingencies

Plant and Equipment Lease

In January 2001, the Company entered into a lease agreement with a lessee, the Company’s sole supplier and unrelated party, to lease the Company’s production plant and equipment. The lessee is using the production plant and equipment to perform co-packing and warehousing operations for both the Company and other non-related entities. Under the terms of the lease, the Company is to receive monthly payments of approximately $53,000, which includes reimbursement for property taxes and insurance. The lease expires the later of January 26, 2006 or expiration or termination of the Co-Pack and Warehousing Agreement which has a current expiration of January 26, 2011, reflecting the five year extension option. The Company received $634,323 in lease payments in each of the years ended December 31, 2004 and 2003.

The Company and the lessee are also parties to a Lease Override Agreement which requires additional rent payments based on profitability, as defined in the agreement, of the lessee’s co-packing and warehousing operations. For the year December 31, 2003, the Company recorded $170,000 in additional rent income for such additional payments to be received from the lessee related to the lessee’s fiscal year ended June 30, 2003. During June 2004, the Company recorded approximately $57,000 of additional rent income related to its share of the lessee’s estimated operating profits from its co-packing and warehousing operations for the fiscal year ended June 30, 2004. The final amount due the Company is based upon the lessee’s audited financials which were not finalized at December 31, 2004; however, the lessee has informed the Company it no longer expects to generate an operating profit from its co-packing and warehousing operations for the fiscal year ended June 30, 2004. Accordingly, the Company reversed the previously recorded additional rent income during December 2004. For the period July 1, 2004 through December 31, 2004, it is estimated by the lessee that the additional rent income based on profitability due the Company was not significant and, therefore, no amount was accrued as of December 31, 2004.

Contract Amendments

The Company and its lessee amended certain terms of the existing Lease and Lease Override Agreements in March 2004. As part of these amendments, the Company agreed to receive payment due from its lessee for additional rent owed under the Lease Override Agreement for the twelve months ended June 30, 2003 in the form of a $170,000 note receivable. The note receivable matures November 1, 2004, but may be extended to April 30, 2006. Interest does not begin accruing until certain events occur, after which point the note will accrue interest at 7% per annum payable quarterly. In March 2004, this note was assigned to the Company’s majority stockholder in full satisfaction of the related $170,000 liability to the stockholder as such income was earned by Stokes prior to its acquisition by the Company.

Co-Pack and Warehousing Agreement

In conjunction with the plant and equipment lease, the Company entered into a Co-Pack and Warehousing Agreement with the same lessee. Under the terms of the agreement, the lessee will produce, package, and warehouse the products the Company sells and distributes. As part of the agreement, the Company must purchase 585,053 12-pack (15 oz.) equivalent cases of product during each contract year or pay a shortage fee of $0.80 for every 12-pack (15 oz.) equivalent case short. The Company recorded shortage fees of $81,874 and $16,841 for the contract years ended June 30, 2004 and 2003, respectively. As of December 31, 2004, the Company has recorded an estimated $251,000 in shortage fees related to the contract year ended June 30, 2005 as the Company has determined it will not meet required throughput requirement as a result of current inventory levels. The Company must also pay a $0.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company’s shipping schedule. The agreement has a current expiration date of January 26, 2010, but is automatically renewed for one additional year at June 30 of each year unless either party elects to terminate the renewal feature.

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

Purchase Commitments

The Company had outstanding purchase commitments for finished inventory as of December 31, 2004 of approximately $262,000. The Company also had an outstanding purchase commitment as of December 31, 2004 of $248,000 for diced green chile, the primary ingredient in its green chile sauces.

Other Matters

In February 2005, the Company’s tenant and sole supplier filed a lawsuit in Adams Country Colorado District Court against the Company’s wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover costs paid by tenant for construction of a wastewater treatment system at the plant owned by Stokes. Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes. The Company contends that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and disputes the tenant’s claims. The Company will vigorously defend any and all claims by the tenant. In March 2005, the Company filed various counterclaims against the Company’s tenant and sole supplier.

Operating Lease

In May 2004, the Company entered into a lease agreement with an unaffiliated party for office space for its headquarters in Centennial, Colorado. Under the terms of the lease, the Company must make monthly lease payments which range from $3,319 to $3,793 per month for a term of three years.

Note 7 — Income Taxes

The net long-term deferred tax liability in the accompanying balance sheet includes the following at December 31, 2004:

Long-term deferred tax assets	$681,299
Long-term deferred tax liability	(758,314)
Net long-term deferred tax liability	$(77,015)

Temporary differences giving rise to the net long-term deferred tax liability were as follows at December 31, 2004:

Organizational costs	$116,960
Other asset	73,124
Net operating loss carryforward	491,215
Long-term deferred tax assets	$681,299

Property and equipment	$(758,314)
Long-term deferred tax liability	$(758,314)

At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $1,367,000 that will expire in 2024, unless previously utilized.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss) compared to the income tax benefit (expense) in the consolidated statements of operations:

	For the years ended December 31,
	2004	2003
Current:
Federal	$14,478	$(19,371)
State and other	—	(2,111)
	14,478	(21,482)

Deferred:
Federal	429,283	—
State and other	25,485	4,171
	454,768	4,171

Total income tax benefit (expense)	$469,246	$(17,311)

Note 8 - Related Party Transactions

A company owned by a member of senior management provided management and personnel services to the Company totaling $343,500 for the year ended December 31, 2003. The services were provided on a month-by-month basis to the Company. Subsequent to December 31, 2003, no further services have been provided to the Company under this relationship.

During 2004, the Company paid a related party payable totaling $365,394. This payable represented subchapter S corporation earnings prior to October 29, 2003, which are owed to the majority stockholder. Such earnings included additional rent totaling $170,000 due under the production facility lease and Stokes operating income totaling $195,394. The Company made partial payments of $195,394 to the majority stockholder associated with this related party payable during 2004 and assigned the rights to the note receivable of $170,000 due from its supplier to the majority stockholder in March 2004.

The Company had previously entered into a note with the majority stockholder of the Company with interest at 12% in the amount of $908,900. During 2004, the Company repaid the stockholder all outstanding principal of $908,900 and accrued interest of $129,866 through proceeds from the senior revolving line of credit described in Note 4.

The Company’s majority stockholder is a member of a two person management committee for the party that is leasing our building and equipment to perform co-packing and warehousing operations. This committee is responsible for approving the party’s annual budget for capital expenditures and is responsible for overseeing certain calculations including monitoring the operating and production expenses used in the calculations. There were no transactions between the Company’s principal shareholder and the party except for the serving on the committee for which the shareholder receives no compensation.

During 2004, the Company purchased services from a research firm that employs one of its outside directors. Total services purchased from this firm were $8,190 for the year ended December 31, 2004.

Note 9 — Subsequent Events

As described in Note 6, the Company’s tenant and sole supplier filed a lawsuit in February 2005 in Adams Country Colorado District Court against the Company’s wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover costs paid by tenant for construction of a wastewater treatment system at the plant owned by Stokes. Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes. The Company contends that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and disputes the tenant’s claims. The Company will vigorously defend any and all claims by the tenant. In March 2005, the Company filed various counterclaims against the Company’s tenant and sole supplier.

In March 2005, the Company received a notice from the staff of The Nasdaq Stock Market (the “Staff”) stating that the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion pursuant to Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Rule, Nasdaq informed the Company that it will have until August 29, 2005 to regain compliance with the Rule. In order to regain compliance with the Rule, the bid price for the Company’s common stock must close at, or above, $1.00 per share for at least 10 consecutive business days. If compliance with the Rule is not demonstrated by August 29, 2005, the Company may be provided an additional 180 calendar days by Nasdaq to regain compliance if it meets the initial listing requirements as set forth in Marketplace Rule 4310(c), except for bid price. If the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.

Note 10 — Subsequent Events — Line of Credit

In March 2005, the Company and its bank amended certain provision of its loan and security agreement which are outlined in Note 4.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                In February 2003, we engaged Ehrhardt Keefe Steiner & Hottman PC as our independent certified public accountants. Our financial statements were unaudited before we engaged Ehrhardt Keefe Steiner & Hottman PC. Prior to the board’s decision to engage Ehrhardt Keefe Steiner & Hottman PC, we did not consult, and Stokes Ellis Foods has represented to us that it did not consult, Ehrhardt Keefe Steiner & Hottman PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A. Controls and Procedures

                        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-KSB, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 8B. Other Information

                        None

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item with respect to directors and executive officers of Centennial will be set forth under the captions “Election of Directors” in our proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by Centennial’s Board of Directors for use at the 2005 Annual Meeting of Stockholders to be held in or after June 2005, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the captions “Voting Securities,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 13. EXHIBITS

The following documents are filed as a part of this report on Form 10-KSB:

Exhibits:

Exhibit No.	Description
2.1.4*	Form of Indemnification Agreement, effective at the closing of the purchase of Stokes Ellis Foods, by and among James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.
2.1.6*	Merger Agreement, to be effective at the closing of the acquisition of Stokes Ellis Foods, by and between Stokes Ellis Foods, James E. Lewis, Janis M. Lewis and Centennial Specialty Foods Corporation.
3.1*	Certificate of Incorporation of Centennial Specialty Foods Corporation.
3.2*	Bylaws of Centennial Specialty Foods Corporation.
3.3*	Amended and Restated Certificate of Incorporation of Centennial Specialty Foods Corporation, as filed with the Delaware Secretary of State on October 22, 2003.
3.4*	Certificate of Merger of Stokes Ellis Foods and Centennial Specialty Foods Corporation, as survivor, as filed with the Delaware Secretary of State on November 3, 2003.
4.1*	Specimen certificate for shares of Common Stock, $0.0001 par value per share, of Centennial Specialty Foods Corporation.
4.2*	Form of Warrant for the purchase of Common Stock issued to J.P. Turner & Company, L.L.C. on completion of the initial public offering.
4.3*	Form of Lock-Up Agreement between J.P. Turner & Company, L.L.C. and the officers, directors and 5 or more stockholders of Centennial Specialty Foods Corporation.	%
10.1*	Lease Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.1.1*	Schedules to Lease Agreement.
10.2*	Equipment Lease, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.2.1*	Schedules to Equipment Lease.
10.3*	Exclusive License Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.4*@	Co-Pack and Warehousing Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.4.1*@	Schedules and Exhibits to Co-Pack and Warehousing Agreement.
10.5*@	Lease Override Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.6*	EBITDA Committee Agreement, dated January 26, 2001, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.6.1*@	Schedules to EBITDA Committee Agreement

Exhibit No.	Description
10.7*	Amendment Agreement, dated March 15, 2004, by and between Hoopeston Foods Denver Corp. and Stokes Canning Company.
10.7.1*	Hoopeston Foods Denver Corp. subordinated note.
10.7.2*	Subordination, Attornment and Non-Disturbance Agreement between Hoopeston Foods Denver Corp., Stokes Canning Company and Heartland Bank.
10.9*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Jeffrey R. Nieder.
10.10*+	Employment Agreement, effective March 1, 2003, by and between Centennial Specialty Foods Corporation and Robert A. Beckwith.
10.11*

Form of Escrow Agreement among Centennial Specialty Foods Corporation, the officers and directors of Centennial Specialty Foods Corporation, J.P. Turner & Company, L.L.C. and Corporate Stock Transfer, Inc.

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.
10.13*	Charter of our Audit Committee.
10.14*	Charter of our Nominating Committee.
10.15*	Charter of our Compensation Committee.
10.16*	Charter of our Disclosure Committee.
10.17*	Form of Director and Officer Indemnification Agreement.
10.18*+	2003 Non-Employee Directors’ Stock Option Plan.
10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.
10.20.3*	Loan and Security Agreement, dated March 15, 2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company
10.21*	Separation Agreement dated effective September 18, 2003 by and between J. Michael Miller and Centennial Specialty Foods Corporation.
10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.
10.23*+	2004 Stock Incentive Plan
10.24*	Amendment No. 1 to Loan and Security Agreement
10.25#	Amendment No. 2 to Loan and Security Agreement
10.26+#	Employment Agreement, effective February 28, 2005, by and between Centennial Specialty Foods Corporation and Douglas L. Evans.
11.1	Statement Re: Computation of per Share Earnings (see financial statements)
31.1#	Rule 13a-14(a Certification of Chief Executive Officer of Centennial Specialty Foods Corporation)
31.2#	Rule 13a-14(a Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.)
32.1#	Section 1350 Certification
32.2#	Section 1350 Certification
99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL SPECIALTY FOODS CORPORATION
March 31, 2005	By:	/s/JEFFREY R. NIEDER
Jeffrey R. Nieder,
Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION
March 31, 2005	By:	/s/ DOUGLAS L. EVANS
Douglas L. Evans ,
Chief Financial Officer