Form 10KSB/A
period 2004-12-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2005-05-02
CIK 1227167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number: 001-31816

Centennial Specialty Foods Corporation

(Exact name of small business issuer in its charter)

Delaware	55-0825751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10700 E. Geddes Ave., Suite 170 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (303) 292-4018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	Boston Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2005, computed by reference to the closing price for such stock on the NASDAQ SmallCap Market on such date, was $1,537,500.

Shares of common stock outstanding at February 28, 2005 — 5,050,000.

Transitional Small Business Disclosure Format  Yes ☐     No ☒

Documents Incorporated by Reference

NONE

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Name	Age
Jeffrey R. Nieder	44
Robert A. Beckwith, Jr.	42
Gerald J. Laber	61
Michael R. Kaskie	50
Douglas L. Evans	38

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

Robert A. Beckwith, Jr. has been Chief Marketing Officer and a director since inception. From June 2000 until joining us, Mr. Beckwith was vice president of sales of Luiginos Inc., an Italian frozen food manufacturer headquartered in Duluth, Minnesota. He also served as vice president of sales for Golden Stream Quality Foods, an Indianapolis, Indiana based candy, nut and confectionary company, from April 2000 until this company was sold in June 2000. From 1990 to April 2000, Mr. Beckwith was employed by a number of subsidiaries of ConAgra Foods Inc., in positions including sales manager, regional sales manager, and district sales manager. From July 1993 until April 2000, he served as a divisional trade manager and divisional vice president, regional sales director and national sales manager for private label sales. While employed with ConAgra, Mr. Beckwith was directly involved in the launch of the Healthy Choice brand of frozen food and in sales of frozen and fresh food products for the Banquet and Butterball brands. He also served in various sales positions with Nestle for five years before joining ConAgra, where he was involved in the launch of the Lean Cuisine and Stouffer’s entree brands. Mr. Beckwith is a member of the American Marketing Association.

Gerald J. “Bud” Laber has served on our board of directors since October 2003. He has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was a partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He also currently serves as a member of the board of directors and of the audit committee through other publicly held companies, including Healthetech, Inc., Scotts Liquid Gold, Qualmark Corporation, Applied Films Corporation and Spectralink Corporation. Mr. Laber is a member of the board of directors or trustees of several charitable organizations with offices in the metropolitan Denver, Colorado area.

Michael R. Kaskie has served on our board of directors since December 2003. Mr. Kaskie is employed as the Executive Vice President/General Manager of the Strategic Consulting Group of Information Resources, Inc. The Strategic Consulting Group is responsible for development and analysis of market and sales data for food products sold at retail throughout the Untied States. Mr. Kaskie has been employed by IRI’s Strategic Consulting Group for the last five years. The group’s main objective is to provide clients access to improve their return on information investment (ROII), and they are responsible for working with clients who desire a request for proposal (RFP) for their database information tracking service. During the last 20 years, Mr. Kaskie has also held sales and marketing positions at G. Heilman Brewery, Con Agra Foods Inc., Nestle, Minute Maid and Procter & Gamble.

Executive Officers

Messrs. Nieder and Beckwith are executive officers and directors. The executive officer below does not serve on our board of directors.

Douglas L. Evans has served as our chief financial officer and secretary since January 2004. From August 1999 until joining us, Mr. Evans served as chief financial officer of Raveneaux Limited, Houston, Texas, a privately owned golf course development and management company. Prior to that time, Mr. Evans served from June 1997 to August 1999, and from November 1993 to June 1996, as director of finance of the food-related operations of Jeltex Holdings, Inc., a holding company owned by our principal stockholder. Mr. Evans served from June 1996 to June 1997 as controller of Insight Enterprises, Phoenix, Arizona, a publicly held direct marketing company. Mr. Evans formerly practiced as a certified public accountant for four years with KPMG. Mr. Evans is a member of the AICPA.

Board and Committee Information

The board of directors held four meetings during 2004. All directors then serving attended at least 75% of the total number of meetings held by the board of directors and by the committees of the board of directors on which they then served.

Our non-management directors meet in an executive session at least once per year and rotate serving as the presiding director for each executive session. In addition, we intend to hold an executive session including only our independent directors at least once a year. We encourage, but do not require, our board members to attend our annual meetings of stockholders.

Our board of directors has established three standing committees. The standing committees consist of an Audit Committee, a Compensation Committee and a Nominating Committee. The standing committees, except for the Nominating Committee, are comprised entirely of our non-management directors as provided in the table below.

Board Member	Audit	Compensation	Nominating
Jeffrey R. Nieder			X
Robert A. Beckwith, Jr.			X
Gerald J. Laber	X	X
Michael R. Kaskie	X	X
Meetings Held in 2004	4	1	1

The functions performed by each of the committees are briefly described below:

Audit Committee

The primary functions of the Audit Committee are to assist the board of directors’ oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of the registered public accounting firm engaged to be the independent auditor of the Company, the performance of the Company’s internal audit function and the independent auditor, and to prepare the report required to be included in our annual meeting proxy statements. The Audit Committee operates under an Audit Committee Charter, adopted by our board of directors, a copy of which was filed as an exhibit to our registration statement that is on file with the Securities and Exchange Commission.

Each of the two individuals serving on our Audit Committee satisfies the standards for independence of Nasdaq and the SEC as they relate to audit committees. Our board of directors believes each of the members of the Audit Committee is financially literate and that Mr. Gerald J. Laber qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for reviewing and making recommendations to the board of directors regarding compensation of the Company’s directors and executive officers and administering and implementing the Company’s incentive compensation plans and equity-based plans. The Compensation Committee’s duties and responsibilities include reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive, Chief Marketing and Chief Financial Officers, evaluating their performance in light of such goals and objectives, and as a committee, determining and approving the Chief Executive, Chief Marketing Officer and Chief Financial Officers’ compensation levels based on such evaluation.

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

The committee identifies director candidates based on input provided by a number of sources, including members of the committee, other directors, our stockholders, our Chief Executive, Chief Marketing and Chief Financial Officers and third parties. The committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates. As part of the identification process, the committee takes into account each nominee’s skills, knowledge, perspective, broad business judgment and leadership, relevant industry knowledge, business creativity and vision, experience, age and diversity, all in the context of the perceived needs of the board of directors at that time. Incumbent directors who are being considered for re-nomination are re-evaluated based on their performance as directors, as well as to ensure that they continue to meet the required qualifications.

Item 10. Executive Compensation

We were formed in February 2003. The following table shows the cash compensation and certain other compensation paid or accrued by us for our Chief Executive Officer and our other most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 2004. We refer to these officers as our named executive officers. The table also reflects compensation paid by Stokes Ellis Foods to Mr. Nieder in the year ended December 31, 2002, during which time Mr. Nieder served as the chief operating officer and chief financial officer of Stokes Ellis Foods.

Summary Compensation Table

	Annual Compensation			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation($)
Jeffrey R. Nieder, Chief Executive Officer	2004	$180,000	$—	$—
	2003	155,000	—	—
	2002	129,450	10,000	—
Robert A. Beckwith, Jr., Chief Marketing Officer	2004	$165,000	$—	$—
	2003	140,000	—	—
Douglas L. Evans, Chief Financial Officer	2004	$100,833	$—	$—
J. Michael Miller, former chief executive officer	2003	$204,164	$—	$—

Aggregated Option Grants or Exercises in Last Fiscal Year and
Fiscal Year-end Option Values

During the year ended December 31, 2004, none of our named executive officers were granted or held any stock options, stock appreciation rights, restricted stock, or any other form of equity incentive compensation. The only options granted during the year ended December 31, 2003 were two grants, each covering 40,000 shares of common stock, made to our two independent directors, Messrs. Laber and Kaskie, on their joining our board of directors. These options vest as described beneath “Executive Compensation — Compensation of Directors.”

Equity Compensation Plan Information

The following table sets out, as of December 31, 2004, the number of shares of our common stock to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (Directors Plan)	80,000	$4.25	70,000
Incentive Plan	—	—	500,000
Total	80,000	$4.25	570,000

Employment Agreements and Termination of Employment and Change-in-control Arrangements

We have entered into employment agreements with Messrs. Nieder, Beckwith and Evans, pursuant to which Mr. Nieder serves as our Chief Executive Officer and as President of Stokes Canning Company, Mr. Beckwith serves as our Chief Marketing Officer and Mr. Evans serves as our Chief Financial Officer and Secretary. The term of the agreements is three years and provides for a base annual salary of $180,000, $165,000 and $110,000, respectively, for each of Messrs. Nieder, Beckwith and Evans, subject to subsequent annual adjustment. Each employee is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by our board of directors.

If we terminate either Mr. Nieder’s, Mr. Beckwith’s or Mr. Evans’ employment without cause, such employee is entitled to severance payments equal to six months’ salary and health and life insurance benefits for 12 months from the date of the termination of his employment. If we terminate employment, or if the employee resigns for good reason, within 3 months prior to, or one year after, a non-negotiated change of control of the Company, such employee is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, he would have received in respect of the fiscal year in which the termination occurs, and (ii) 2.99 times his annual base salary and health and life insurance benefits for 30 months. Each employee is also subject to a noncompete agreement under which he agrees not to compete with us or Hoopeston or solicit or hire certain of our employees during the term of his employment agreement and for one year thereafter.

Compensation Policies

GENERAL. Our compensation policies are intended to create value for our stockholders through long-term growth in sales and earnings. The total compensation package, consisting of a base salary, annual incentive opportunity, and benefits is designed to attract, motivate and retain quality executives needed to successfully lead and manage the Company. The compensation program intentionally ties a portion of the executives’ total compensation to positive company performance and the creation of stockholder value.

The Compensation Committee does not exclusively use quantitative methods or mathematical formulas in setting any element of compensation. In determining each component of compensation, the Compensation Committee considers all elements of executive officers’ total compensation package, including insurance and other benefits.

BASE SALARIES. Base salaries are targeted at median competitive levels for similar-sized companies in the branded food industry and are adjusted to recognize varying levels of responsibility, individual performance, business performance and internal fairness issues. Base salaries are reviewed annually and any increases are approved by taking into account the Company’s actual financial performance, the executive officer’s performance in meeting company goals, and competitive salary data available for other publicly traded companies in our industry. The Compensation Committee does not assign a predetermined specific weight to these items.

ANNUAL AND LONG TERM INCENTIVES. Any annual incentive compensation paid to our executive officers is variable and depends 100% on the Company’s performance. Each of our named executive officers will be eligible for bonuses in accordance with their respective employment agreements. Bonuses are based on the Company’s actual financial performance in relation to predetermined objectives and individual performance for the year then ended.

The 2004 Stock Incentive Plan allows the Compensation Committee to grant options to our executive officers as part of their total compensation packages. These incentives are designed to motivate and reward executives with a proprietary interest in the Company for maximizing stockholder value and encourage the long-term employment of key employees.

Chief Executive Officer Compensation

Mr. Nieder’s annual base salary for the year ended December 31, 2004 was $180,000.  For the year ended December 31, 2004, Mr. Nieder received an annual bonus of $0. In determining the amounts of Mr. Nieder’s bonus, the Compensation Committee considered the market presence achieved by Stokes food products in our existing and expansion markets. The Compensation Committee also considered certain financial targets for the year ended December 31, 2004, including EBITDA. The Compensation Committee does not assign relative weights or rankings to these factors, but instead makes a subjective determination based on a consideration of all such factors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information with respect to beneficial ownership of our Common Stock, as of April 15, 2005, for:

•                  each of our directors and our executive officers listed in the summary compensation table provided below, who we refer to as our named executive officers;

•                  all of our directors and named executive officers as a group; and

•                  each person known by us, based upon our review of documents filed by them with the SEC in respect of the ownership of our shares of Common Stock, to beneficially own five percent or more of either class of our Common Stock.

We have calculated the percentage of beneficial ownership based on 5,177,700 shares of common stock and 2,000,000 shares of Series A preferred stock outstanding as of the close of business on April 15, 2005.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power(2)
Directors
Jeffrey R. Nieder	500,000	9.7%	—	—	7.0%
Robert A. Beckwith, Jr.	350,000	6.8%	—	—	4.9%
Gerald J. Laber(3)	20,000	*	—	—	*
Michael R. Kaskie(3)	20,000	*	—	—	*
Executive Officers
Douglas L. Evans(4)	87,700	1.7%	—	—	1.2%
All directors and named executive officers as a group (five persons)	977,700	18.9%	—	—	13.6%
Five Percent Stockholders
James E. and Janis M. Lewis(5)(6)	2,150,000	41.5%	2,000,000	100%	57.8%

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

The number of shares of common stock and Series A preferred stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are currently exercisable or are exercisable within 60 days of April 15, 2005, but excludes shares of common stock underlying options held by any other person.

(2)       Each share of common stock has one vote and each share of Series A preferred stock has one vote on all matters to be voted on by stockholders. This column represents the combined voting power of the outstanding shares of common stock and Series A preferred stock held by such beneficial owner.

(3)       All of the shares shown represent shares subject to currently exercisable options.

(4)       Shares shown represent 87,500 shares that are currently exercisable or are exercisable within 60 days of April 15, 2005 and 200 shares purchased through the Company’s initial public offering prior to the executive becoming the Company’s Chief Financial Officer.

(5)       The 2,000,000 shares of Series A preferred stock beneficially owned by the Lewises are convertible at the election of the Lewises into a like number of shares of common stock.

(6)       The address of the Lewises is c/o Jeltex Holdings, 10700 E. Geddes Ave., Suite 180, Centennial, Colorado 80112.

Item 12. Certain Relationships and Related Transactions

The related party transactions discussed below were entered into at a time when we either did not have any disinterested independent directors on our board or we lacked sufficient disinterested independent directors to ratify such transactions at the time we entered into them.

The Stokes Ellis Foods Acquisition

In October 2003, we acquired Stokes Ellis Foods concurrently with closing of our initial public offering in consideration of issuing two million shares of our Series A preferred stock to James E. Lewis and Janis M. Lewis. The preferred stock has a $10.0 million stated value, liquidation preference of $10.75 million and carries a 10% cumulative annual dividend. Each share of preferred stock also has one vote at all of our stockholder meetings and is convertible at the holders’ election into one share of common stock at $5 per share.

Immediately before our acquisition of Stokes Ellis Foods, James E. Lewis and Janis M. Lewis were the sole stockholders of Stokes Ellis Foods. Following our initial public offering, Mr. Lewis controlled approximately 42% of our common stock and the Lewises collectively voted approximately 58.2% of our capital stock. The terms of the Stokes Ellis Foods acquisition were approved by Mr. Beckwith, with Mr. Nieder abstaining, as he was then also employed as an officer of Stokes Ellis Foods. Mr. Nieder also serves as a part-time chief financial officer of Sucasa Produce Partnership, a fresh produce brokerage firm formerly partially owned by Mr. Lewis. These relationships, Mr. Lewis’ ownership of 42% of our common stock at the time we acquire Stokes Ellis Foods and the Lewises control of 58.2% of the voting power of our outstanding capital stock mean that our acquisition of Stokes Ellis Foods was not considered to be on an arm’s length basis. Although Mr. Lewis was not a member of our board, he had a controlling interest in the Company at the time we agreed to acquire Stokes Ellis Foods that may have influenced our board’s deliberations. Mr. Lewis did not participate in or observe the board meetings at which our board adopted resolutions authorizing the Stokes Ellis Foods acquisition and the issuance of the preferred stock to the Lewises.

As of December 31, 2003, we had a related party payable totaling $365,394. This payable represents earnings of Stokes Ellis Foods from January 1, 2003 through October 29, 2003 which are to be distributed to the Lewises. Such distribution was made because Stokes Ellis Foods and its subsidiaries were Subchapter S corporations until the merger of Stokes Ellis Foods into Centennial. The source of funds for this distribution is the income generated by Stokes Ellis Foods from operations from January 1, 2003 until Stokes Ellis Foods merged into us.

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

The terms of the preferred stock we issued to the Lewises provides that on their request, the board of directors of the Company will be expanded to create one vacancy on the board of directors and the directors of the Company will vote to cause to be elected to our board of directors a nominee designated by the Lewises. These rights will terminate when the preferred stock is no longer outstanding. The terms of the preferred stock we issued to the Lewises contain customary indemnification and contribution provisions and also allow the Lewises to observe our board meetings or to designate an observer to attend such meetings.

Sales of Common Stock

Our executive officers, Jeffrey R. Nieder, Robert A. Beckwith, Jr., and our majority stockholder, James E. Lewis, were involved in our founding and organization and may be considered our promoters. Following our inception, we issued 425,000 shares to Mr. Nieder, 350,000 shares to Mr. Beckwith and 2,100,000 shares to Mr. Lewis. We also issued 500,000 shares to a former officer and director. The purchase price for these shares was a nominal amount.

Other Transactions

During 2003, we received advances from James E. Lewis that totaled $0.035 million. We used the proceeds of these advances to fund our working capital requirements since we had no senior revolving credit facility at that time. We had other notes related to previous advances from individuals. A portion of the advances were secured by a lien on our accounts receivable and equipment. The notes bore interest at rates ranging from 10% to 12% per annum. The due dates of these notes were extended to various dates from December 2003 through January 2005. In March 2004, we repaid the advances from Mr. Lewis and the other individual lenders using the proceeds of a new senior revolving credit facility. The advances from Mr. Lewis and the nine individual lenders were not repaid using proceeds of the initial public offering.

A company owned by a member of senior management provided management and personnel services to us totaling $343,500 for the year ended December 31, 2003. The services were provided on a month-to-month basis. Subsequent to December 31, 2003, no further services were provided to us under this relationship.

In September 2003, the Company and J. Michael Miller, our former chief executive officer, who was also a director, agreed that their relationship cease. In October 2003, we entered into a separation agreement with this former officer. We agreed to pay six months’ severance, or $87,500, to such former officer. We and the former officer released each other from all liabilities, and the former officer also released our affiliates and certain other persons from all liabilities, in connection with his separation from us. The former officer also transferred 400,000 shares of the common stock then owned by him at his cost (equal to $.0001 per share) to James E. Lewis. Mr. Lewis contemporaneously sold 400,000 shares of common stock at a price equal to the par value of $.0001 per share to three non-affiliated persons and Jeffrey R. Nieder. Mr. Nieder’s portion of the shares purchased was 75,000 shares.

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

Employment Agreements

We have entered into employment agreements with each of our named executive officers. For the details of these agreements, please see “Executive Compensation—Employment Contracts and Termination of Employment and Change-In-Control Arrangements” above.

Item 13. Exhibits

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

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.
10.13*	Charter of our Audit Committee.
10.14*	Charter of our Nominating Committee.
10.15*	Charter of our Compensation Committee.
10.16*	Charter of our Disclosure Committee.
10.17*	Form of Director and Officer Indemnification Agreement.
10.18*+	2003 Non-Employee Directors’ Stock Option Plan.
10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.
10.20.3*	Loan and Security Agreement, dated March 15, 2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company
10.21*	Separation Agreement dated effective September 18, 2003 by and between J. Michael Miller and Centennial Specialty Foods Corporation.
10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.
10.23*+	2004 Stock Incentive Plan
10.24*	Amendment No. 1 to Loan and Security Agreement
10.25*	Amendment No. 2 to Loan and Security Agreement
10.26+*	Employment Agreement, effective February 28, 2005, by and between Centennial Specialty Foods Corporation and Douglas L. Evans.
11.1	Statement Re: Computation of per Share Earnings (see financial statements)
31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.
31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.
32.1*	Section 1350 Certification
32.2*	Section 1350 Certification
99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

#	Filed herewith

*	Previously filed.

+	Identifies each management contract or compensatory plan or arrangement

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

Item 14. Principal Accountant Fees and Services.

Ehrhardt Keefe Steiner & Hottman PC, or EKS&H, served as our independent auditors for the fiscal year ended December 31, 2004 and has been selected to serve as our independent auditors for the current fiscal year. For the year ended December 31, 2004, we incurred fees for services from EKS&H as discussed below.

•                  Audit Fees. The aggregate fees billed for professional services rendered by EKS&H for the audit of our annual financial statements included in our Form 10-KSB, the review of the financial statements included in our Forms 10-QSB and services provided in connection with regulatory filings were approximately $72,500 for the year ended December 31, 2004.

•                  Audit-Related Fees. The aggregate fees billed for professional services rendered by EKS&H for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $0 for the year ended December 31, 2004.

•                  Tax Fees. The aggregate fees billed for professional services rendered by EKS&H related to federal and state tax compliance, tax advice and tax planning were approximately $3,500 for the year ended December 31, 2004. All of these services are permitted non-audit services.

•                  All Other Fees. No fees were billed for other services rendered by EKS&H for the year ended December 31, 2004.

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

CENTENNIAL SPECIALTY FOODS CORPORATION

May 2, 2005	By:	/s/ JEFFREY R. NIEDER
Jeffrey R. Nieder
Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION

May 2, 2005	By:	/s/ DOUGLAS L. EVANS
Douglas L. Evans
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

May 2, 2005	By:	/s/ ROBERT A. BECKWITH, JR.
Robert A. Beckwith, Jr.
Director

May 2, 2005	By:	/s/ MICHAEL R. KASKIE
Michael R. Kaskie
Director

May 2, 2005	By:	/s/ GERALD J. LABER
Gerald J. Laber
Director

May 2, 2005	By:	/s/ JEFFREY R. NIEDER
Jeffrey R. Nieder
Director