Form 10QSB
period 2005-03-31
CENTENNIAL SPECIALTY FOODS CORP
filed 2005-05-16
CIK 1227167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 001-31816

Centennial Specialty Foods Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	55-0825751
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10700 E. Geddes Ave. #170 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 292-4018
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Number shares of common stock outstanding at the latest practicable date: February 28, 2005: 5,050,000.

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

Consolidated Unaudited Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Consolidated Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004

Notes to Consolidated Unaudited Financial Statements

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of the Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signature Page

Exhibits

Exhibit 31.1 – Rule 13a-14(a) Certification of CEO

Exhibit 31.2 – Rule 13a-14(a) Certification of CFO

Exhibit 32.1 – Section 1350 Certification of CEO

Exhibit 32.2 – Section 1350 Certification of CFO

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157,411	$415,597
Accounts receivable, net of allowance for doubtful accounts of $25,483	232,595	341,671
Income taxes receivable	14,478	14,478
Inventory, net	1,903,418	1,894,927
Prepaid expenses	138,332	153,219
Total current assets	2,446,234	2,819,892

Non-current assets
Property, plant and equipment, net	5,862,646	5,914,186
Goodwill, net	1,634,079	1,634,079
Other assets	49,427	56,488
Total non-current assets	7,546,152	7,604,753

Total assets	$9,992,386	$10,424,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable – trade	$226,143	$394,830
Accrued liabilities	683,178	800,473
Total current liabilities	909,321	1,195,303

Long-term debt	2,478,720	2,436,387
Deferred tax liability	7,226	77,015
Total long-term liabilities	2,485,946	2,513,402
Total liabilities	3,395,267	3,708,705

Commitments and contingencies

Stockholders’ equity
Preferred stock (liquidation preference $11,000,000 and $10,750,000, respectively), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5 stated value, 10% dividend	2,334,785	2,334,785
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,050,000 shares issued and outstanding	505	505
Additional paid-in capital	5,794,036	5,794,036
Accumulated deficit	(1,532,207)	(1,413,386)
Total stockholders’ equity	6,597,119	6,715,940

Total liabilities and stockholders’ equity	$9,992,386	$10,424,645

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Operations

	For the Three Months Ended March 31,
	2005	2004

Net sales	$948,955	$1,127,483

Cost of goods sold	714,133	746,175

Gross profit	234,822	381,308

Selling, general and administrative expenses	535,097	577,688

Loss from operations	(300,275)	(196,380)

Other income (expense)
Interest expense	(46,916)	(112,005)
Rent income	158,581	158,581
Total other income	111,665	46,576

Loss before income taxes	(188,610)	(149,804)

Income tax benefit – deferred	69,789	55,428
Total income tax benefit	69,789	55,428

Net loss	$(118,821)	$(94,376)

Net loss before preferred stock dividends	$(118,821)	$(94,376)

Preferred stock dividends – paid	—	(250,000)
Preferred stock dividends – arrears	(250,000)	—
Total preferred stock dividends	(250,000)	(250,000)

Net loss available to common shareholders	$(368,821)	$(344,376)

Basic and diluted net loss per common share	$(0.07)	$(0.07)

Basic and diluted weighted average common shares outstanding	5,050,000	5,050,000

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Cash Flows

	For the Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(118,821)	$(94,376)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60,514	54,189
Deferred income taxes	(69,789)	(55,428)
Changes in assets and liabilities
Accounts and other receivables	109,076	65,004
Inventory	(8,491)	(866,246)
Prepaid expenses	14,887	21,995
Accounts payable – trade	(168,687)	(404,901)
Accrued liabilities	(117,295)	(250,480)
Related party payable	—	(175,000)
	(179,785)	(1,610,867)
Net cash used by operating activities	(298,606)	(1,705,243)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,913)	(16,781)
Net cash used in investing activities	(1,913)	(16,781)

Cash flows from financing activities:
Net proceeds from revolving line of credit	42,333	2,052,698
Payments on long-term debt	—	(4,253,704)
Payments on note payable - stockholder	—	(908,900)
Payment of financing costs	—	(7,671)
Payment of preferred stock dividends	—	(172,603)
Net cash provided (used) by financing activities	42,333	(3,290,180)

Decrease in cash and cash equivalents	(258,186)	(5,012,204)

Cash and cash equivalents at beginning of period	415,597	6,076,479

Cash and cash equivalents at end of period	$157,411	$1,064,275

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$43,716	$249,216

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Accrual of preferred stock dividends	$—	$250,000
Assignment of note receivable to major stockholder in satisfaction of related party payable	$—	$170,000

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

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

Interim Financial Information

The interim consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of the entire year.  The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Company’s annual Form 10-KSB filing.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

The Company had four customers that accounted for 27%, 21%, 17% and 9% of total sales for the three months ended March 31, 2005 and four customers that accounted for 22%, 20%, 13% and 9% of total sales for the three months ended March 31, 2004.  These four customers accounted for 36%, 16%, 13% and 11% of total accounts receivable at March 31, 2005.

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

The carrying amount of the revolving line of credit approximates fair value as of March 31, 2005 as the interest rate on this instrument approximates market interest rates.

Revenue Recognition

The Company recognizes revenue upon the shipment of canned food products to the customer.  Provisions are made for estimated product returns and sales allowances.

Billback discounts, Promotional allowances, Cash discounts and Slotting fees

The Company offers various discounts and promotional allowances to customers including billback discounts in which retailers are given discounts once products are sold through store registers.  These discounts and allowances are recorded as a decrease to sales in the period incurred.  For the three months ended March 31, 2005, the Company recorded an allowance for potential return of product by California retailers, representing approximately 550 stores, which have discontinued the Company’s products.  In addition, the Company pays slotting fees to customers to obtain shelf space in retail locations.  These one-time fees are non-refundable and are netted against sales in the period incurred.  Slotting fees for the three months ended March 31, 2005 represent amounts charged by an existing retail customer in California for placement of additional items on store shelves.  The retail customer initially represented no slotting fees would be charged.  The Company is pursuing repayment of these slotting fees which were deducted by the retailer, but is not certain the deductions will be repaid.

Discounts, promotional allowances and slotting fees are summarized below for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005	2004

Billback discounts	$90,300	$27,339
Promotional allowances	90,215	94,904
Cash discounts	22,655	18,957
Total discounts and allowances	203,170	141,200
Slotting Fees	86,000	30,907
Total adjustments to gross sales	$289,170	$172,107

Shipping Expense

Shipping and handling expense is comprised of costs to store, move, prepare and ship product to customers and has been included in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the three months ended March 31, 2005 and 2004 were $41,204 and $50,787, respectively.

Basic and Diluted Loss Per Common Share

In accordance with SFAS No. 128 Earnings per Share, basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution to basic earnings (loss) per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares outstanding during the period.  As the Company has incurred a net loss available to common shareholders for the three months ended March 31, 2005 and 2004, the Company has excluded the effects of the common shares issuable upon the exercise of warrants or stock options since their effect is anti-dilutive.

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

	For the three months ended March 31,
	2005	2004

Net loss available to common shareholders – as reported	$(368,821)	$(344,376)
Employee stock-based compensation determined under the fair value method	(51,820)	—

Pro forma net loss available to common shareholders	$(420,641)	$(344,376)

Basic and diluted loss per common share – as reported	$(0.07)	$(0.07)
Basic and diluted loss per common share – pro forma	$(0.08)	$(0.07)

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions as of February 28, 2005:  Approximate risk-free rate of 3.61%, average expected life of 10 years, dividend yield of 0% and volatility of 55.42%.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company expects to adopt SFAS No. 123(R) on January 1, 2006.  Among other items, the new standard will require the Company to expense future stock options issuances in the financial statements.  Pro forma disclosure is no longer an alternative.

Note 2 - Long-Term Debt

At March 31, 2005 and December 31, 2004, long-term debt consisted of advances under a senior revolving line of credit.  The revolving line of credit matures December 31, 2006 and accrues interest at the bank’s base rate plus 1.5%, or 7% at March 31, 2005.  The borrowing base is limited to the sum of 70% of the appraised value of the production plant, 75% of eligible accounts receivable and 50% of finished goods inventory.  Based upon these allowable percentages and the amended credit limit, the Company had $1,521,280 in funds available under the revolving line of credit at March 31, 2005.  The facility calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.  The facility is collateralized by a first mortgage on the production building and underlying land.  The facility is also collateralized by substantially all assets of the Company, including accounts receivable and inventory, and an assignment of the co-packing agreement with its supplier.  The facility is also subject to certain restrictive covenants.

In March 2005, the Company and its bank amended the existing loan and security agreement.  The material terms of the amendment are as follows:

•                  The total amount available under the revolving line of credit was reduced to $4,000,000 until the Company attains consolidated net worth of $7,000,000 for two consecutive quarter ends and minimum debt service coverage ratio is met for two consecutive quarterly measurement periods.

•                  The minimum consolidated net worth covenant was reduced to $6,400,000 for periods subsequent to December 31, 2004.  The minimum consolidated net worth covenant will be a continuous measurement rather than at quarter end.

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

As of March 31, 2005, the Company exceeded its minimum consolidated net worth covenant requirement by $197,119.  The Company will closely monitor its consolidated net worth and compliance with this covenant.

Note 3 – Preferred Stock Dividends

The Company’s board of directors did not declare preferred stock dividends for the three months ended March 31, 2005 as the Company’s net worth was below the bank’s $7,000,000 requirement for distribution of dividends.  As the preferred stock dividends are cumulative dividends, an additional $250,000 of dividends has been placed in arrearage increasing the total dividends in arrears to $1,000,000. Accordingly, the original $10,000,000 liquidation preference on the preferred stock has been increased to $11,000,000.

Note 4 – Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments for finished inventory as of March 31, 2005 and December 31, 2004 of approximately $40,000 and approximately $262,000, respectively.  The Company also had an outstanding purchase commitment as of March 31, 2005 of $248,000 for diced green chile, the primary ingredient in its green chile sauces.

Co-Pack and Warehousing Agreement

In conjunction with its plant and equipment lease, the Company entered into a Co-Pack and Warehousing Agreement with the same lessee.  Under the terms of the agreement, the lessee will produce, package, and warehouse the products the Company sells and distributes.  As part of the agreement, the Company must purchase 585,053 12-pack (15 oz.) equivalent cases of product during each contract year or pay a shortage fee of $0.80 for every 12-pack (15 oz.) equivalent case short.  During the year ended December 31, 2004, the Company recorded an estimated $251,000 in shortage fees related to the contract year ending June 30, 2005 as the Company determined it would not meet the required throughput requirement as a result of current inventory levels.  The Company must also pay a $0.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company’s shipping schedule.  The agreement expires January 26, 2010.

Other Matters

In February 2005, the Company’s tenant and sole supplier filed a lawsuit in Adams Country Colorado District Court against the Company’s wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover approximately $400,000 in costs paid by tenant for construction of a wastewater treatment system at the plant owned by Stokes.  Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes.  The Company contends that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and disputes the tenant’s claims.  The Company will vigorously defend any and all claims by the tenant.  In March 2005, the Company filed various counterclaims against the Company’s tenant and sole supplier.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Centennial and the notes thereto included elsewhere in this report on Form 10-QSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties.  (See the section titled “Forward-Looking Statements” for a more complete discussion).

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2005 and 2004, the percentage of net sales represented by the specified items included in our unaudited consolidated statements of operations.  We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical consolidated results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	Consolidated Months Ended March 31,
	2005	2004

Net sales	100.0%	100.0%

Cost of goods sold	75.3	66.2
Gross profit	24.7	33.8
Selling, general and administrative expenses	56.4	51.2
Income (loss) from operations	(31.6)	(17.4)
Total other income	11.8	4.1
Income taxes (expense)	7.4	4.9

Net income (loss)	(12.5)%	(8.4)%

Net Sales

Our net sales are comprised of gross sales reduced by promotional allowances, billback discounts, cash discounts and slotting fees.  The following table sets forth these components to provide a more thorough understanding of net sales.

	For the Three Months Ended March 31,
	2005	2004

Sales – Stokes	$928,302	$899,089
Sales – Ellis	309,823	400,501
Gross sales	1,238,125	1,299,590
Less: Promotional allowances, billback discounts and cash discounts	203,170	141,200
Net sales before slotting fees	1,034,955	1,158,390
Less: Slotting fees	86,000	30,907

Net sales	$948,955	$1,127,483

•                  Sales – Stokes – Sales of our Stokes green chile sauces increased slightly for the three months ended March 31, 2005 over the same period in 2004. This increase reflects limited orders received from customers in California.  Sales of our products in the California market continue to be very slow.  We have been discontinued at three retailers in the California market which represent approximately 550 stores.  We do not anticipate any significant future sales to remaining customers in the California market and our products may be discontinued by the 6 remaining customers representing approximately 1,200 stores unless consumer sales of our products substantially increase.

•                  Sales – Ellis – Sales of our Ellis branded products continued to decrease as a result of our efforts to reduce sales of low-margin products.  Cost increases from our supplier as well as strong price competition in the commodity products category, in which many Ellis products are classified, have resulted in some of the Ellis products no longer generating positive sales margins within certain markets and customers.  We made a concerted effort to eliminate sales of such products within those markets and customers, which has resulted in decreased sales of Ellis Products.  Sales of our Ellis products decreased $0.1 million or 22.6% for the three months ended March 31, 2005 compared to the same period in 2004.

•                  Promotional allowances, billback discounts and cash discounts – Promotional allowances and discounts increased $0.05 million or 44.9% for the three months ended March 31, 2005 compared to the same period in 2004.    This increase was attributable to increased reserves related to potential return of product by California retailers due to our products being discontinued at three retailers in the California market which represent approximately 550 stores.  If remaining customers in the California market discontinue our products, we may incur additional costs associated with product returns from these customers.

•                  Net sales before slotting fees – Net sales before slotting fees decreased $0.12 million for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease was primarily a result of reduced sales of the Ellis line of products as well as the increased reserves related to our products being discontinued at certain retailers in the California market.

•                  Slotting fees – Slotting fees increased $0.05 million for the three months ended March 31, 2005 compared to the same period in 2004.  This is as a result of an existing retail customer in the California market deducting slotting fees for placement of additional items in which the retailer had previously represented slotting fees would not be charged.  We are pursuing repayment of these slotting fee deductions from the retailer, but cannot be sure we will be successful in obtaining repayment.

•                  Net sales – Net sales for the three months ended March 31, 2005 decreased $0.2 million compared to the same period in 2004.  This decrease was primarily attributable to increased reserves required for potential return of discontinued products in the California market as well as increased slotting fees paid to place additional products into an existing retailer in the California market.

Gross profit

Gross profit decreased $0.15 million, or 38.4% for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease in gross profit was primarily attributable to the increased reserves required for potential return of discontinued products in the California market as well as increased slotting fees.  In addition, we incurred an unusual amount of damaged product charges which increased our cost of sales.  We are disputing these damage charges, but we are not certain that these deductions will be repaid by the retailer that deducted these charges from their payment.

Gross profit as a percentage of net sales before slotting fees decreased 5% to 31% for the three months ended March 31, 2005 as compared to the same period in 2004.  This decrease was attributable to the increase in cost of sales as a result of retailer damage charges and the increase in the reserve for returns.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.05 million for the three months ended March 31, 2005 compared to the same period in 2004. This decrease was primarily comprised of a decrease in selling and marketing spending which was offset by an increase in legal fees associated with the lawsuit with our tenant and sole supplier.

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

Loss from operations

Loss from operations increased $0.1 million for the three months ended March 31, 2005 over the same period in 2004.  This increase was primarily attributable to increased reserves for product return and slotting fees.

Other income and (expenses)

Other income consisted of production facility income.  Production facility income included rental income and EBITDA sharing income, which was reduced by production shortfall fees, all of which are related to the Lease Agreement and Co-Pack & Warehousing Agreement with Hoopeston.  Production facility income remained flat for the three months ended March 31, 2005 compared to the same period in 2004 as we did not record any EBITDA sharing income or production shortfall fee during these periods.  We previously recorded approximately $0.25 million of production shortfall fees in the year ended December 31, 2004 related to the contract year ending June 30, 2005.  Our tenant and sole supplier has informed us that they do not anticipate any EBITDA sharing income for the contract year ending June 30, 2005.

Other expenses were comprised entirely of interest expense and decreased $0.07 million for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease was a direct result of retiring certain long-term debt using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit we obtained in March 2004.

Net loss before income taxes

Net loss before income taxes increased $0.05 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily as a result of the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of March 31, 2005 consisted of $0.2 million in cash and cash equivalents and $1.5 million available under our senior revolving line of credit.  We generate cash through product sales and lease of our plant and equipment.  We require capital to finance inventory and accounts receivable, pay slotting fees to grocery chain retailers, pay operating costs, pay interest on our existing debt obligations and pay dividends on our preferred stock.  We believe we have sufficient cash and liquidity available to meet our operating needs, with the exception of preferred stock dividends which have been restricted by our bank, for at least the next twelve months. However, if we were to incur significant operating losses during the next twelve months resulting in a consolidated net worth of less than $6.4 million, the bank could restrict access to the line of credit availability due to a covenant default. Accordingly, our liquidity would be impaired.

Operating:  Net cash used by operating activities was $0.3 million for the three months ended March 31, 2005, consisting primarily of payment of current and accrued slotting fees of $0.1 and payment of legal and public company costs of $0.1 and payment of accrued expenses.

Financing:  Net cash provided by financing activities was $0.04 million for the three months ended March 31, 2005 and was comprised of advances under our senior revolving line of credit to pay interest on the line of credit.

Our board of directors did not declare any preferred stock dividends for the three months ended March 31, 2005.  Preferred stock dividends will be placed in arrearage as they are cumulative dividends.  Terms of our amended revolving line of credit prohibit us from paying dividends until we reach $7,000,000 in consolidated net worth.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following data summarizes our contractual obligations and commitments as of March 31, 2005:

	Payments due by periods
		Within	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)
Contractual obligations:
Long-term debt	$2,479	$—	$2,479	$—	$—
Operating leases	91	42	49	—	—
Purchase obligations	288	288	—	—	—
Production obligations	2,464	592	936	936	—

Total contractual cash obligations	$5, 322	$922	$3,464	$936	$—

Long-term debt:  Long-term debt at March 31, 2005 consisted of $2.5 million in advances under our senior revolving line of credit. We intend to use this line of credit to fund our working capital requirements.  In March 2005, we amended our loan and security agreement for this line of credit with our bank.  As a result of this amendment, the total amount available under the line of credit was reduced from $5.0 million to $4.0 million until certain covenant levels are achieved.  As of March 31, 2005, we had $1.5 million available under the line of credit to fund operations.  The amendment also reduced our net worth covenant requirement to $6.4 million.  At March 31, 2005, we were in compliance with this covenant.  We will continue to monitor our compliance with this covenant and expect that operating results, including any production shortfall penalties we may have to pay our sole supplier for the contract year ending June 30, 2006, will be determinative of whether we continue to meet this requirement.  In the event we believe we could have difficulty in meeting this requirement, we intend to meet with our bank to seek a reduction or waiver of the requirement.  We cannot assure that we will continue to meet this net worth requirement or could obtain a satisfactory reduction or waiver of it.

Operating leases:  Operating leases at March 31, 2005 consisted of an office space lease for our headquarters in Centennial, Colorado.

Purchase obligations:  Purchase obligations above include $0.04 million of costs of inventory items we have requested and authorized Hoopeston to produce for us as of March 31, 2005 which have not been billed to us by Hoopeston.  The product has not been billed to us because Hoopeston has either not yet produced the inventory or, if product has been produced, it has not been released from its 5 day production hold.  Purchase obligations also include an outstanding purchase commitment with an unaffiliated party as of March 31, 2005 of $0.25 million for diced green chile, the primary ingredient in our green chile sauces.

Production obligations:  Production obligations represent minimum production requirements under our co-pack contract with Hoopeston.  We are required to purchase a minimum of 585,053 cases from Hoopeston in any contract year.  If we fall below the 585,053 case minimum, then we are required to pay a penalty of $0.80 for each case by which we fall short of the 585,053 case minimum.  As we have production completed by Hoopeston, this shortfall production obligation is reduced.  We expect shortfall penalties will be incurred for the contract year ending June 30, 2005 and, accordingly, we accrued approximately $251,000 of such penalties during the year ended December 31, 2004.

We do not anticipate any significant capital expenditure requirements for the next twelve months.

Debt Instruments, Guarantees and Related Covenants

Except as otherwise described in this Form 10-QSB, we have no debt instruments, guarantees or related covenants.

RISK AND UNCERTAINTIES

Exploring Alternatives

Our Board of Directors has authorized an exploration of strategic alternatives to maximize value for our shareholders.  Given the poor performance in the California market, we are evaluating our business plan and beginning to review other alternatives, which may include other financing arrangements, mergers, acquisitions and joint ventures.  While we believe we have sufficient liquid resources available to continue our current operations, we recognize that any further significant expansion will require greater capital resources than we currently have available.  In addition, the costs of maintaining a public company in today’s environment are significant for a small company, especially given the Sarbanes-Oxley reporting requirements.  Accordingly, we have begun preliminary discussions with various groups to review other alternatives to grow or enhance our operations; however, no definitive plans or agreements have been reached.

Lessee Items

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

FORWARD-LOOKING STATEMENTS

Certain statements included in “Management’s Discussion and Analysis or Plan of Operation,” including “Results of Operations,” “Liquidity and Capital Resources,” “Contractual Obligations and Commitments,” “Risk and Uncertainties” and elsewhere in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  In connection with the “safe harbor” provisions of the Reform Act, we caution readers regarding certain forward-looking statements contained in this report.  Forward-looking statements include our expectations with respect to industry growth trends, effect of changes in the retail grocery industry on our sales, use of estimates for revenue recognition, other estimates used for accounting purposes, corporate cost structure, our entry into new markets, our ability to obtain new grocery, superstore and club store customers and expanding our sales to existing and new customers, our ability to secure and keep shelf space allocated to our products, the impact of operational and financial difficulties experienced with Hoopeston and related increases in our costs of production, effect of adoption of recent accounting pronouncements, overall operating results and the availability of capital.

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

Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that its expectations will be achieved.  In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption “Factors That May Affect Future Operating Results, Financial Condition or Business” in our Form 10-KSB for the year ended December 31, 2004, and other factors described in this Form 10-QSB. All forward-looking statements attributable to us are expressly qualified by the cautionary statements set forth in such factors.  We caution you not to place undue reliance on our forward-looking statements. Except as required by law, we do not intend to update or revise any of our forward-looking statements to conform these statements to actual results.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2005, our tenant and sole supplier, Hoopeston, filed a lawsuit in Adams County Colorado District Court against our wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover approximately $400,000 in costs the tenant paid for construction of a wastewater treatment system at the plant owned by Stokes.  Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes.  We believe that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and we dispute the tenant’s claims.  We will vigorously defend any and all claims by the tenant.

In March 2005, we answered the Hoopeston lawsuit and filed various counterclaims as part of that answer.  The counterclaims relate to certain breaches of contract by Hoopeston regarding the series of agreements originally entered into on January 26, 2001, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

We have $1,000,000 of preferred stock dividends in arrears as our board of directors did not declare any preferred stock dividends for the three month periods ended June 30, 2004, September 30, 2004, December 31, 2004 or March 31, 2005.  The preferred stock dividends will be placed in arrearage as they are cumulative dividends; however, our board of directors will not declare and we will not pay any preferred stock dividends until we have adequate consolidated net worth to maintain our consolidated net worth covenant with our bank.

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

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.
10.13*	Charter of our Audit Committee.
10.14*	Charter of our Nominating Committee.
10.15*	Charter of our Compensation Committee.
10.16*	Charter of our Disclosure Committee.
10.17*	Form of Director and Officer Indemnification Agreement.
10.18*+	2003 Non-Employee Directors’ Stock Option Plan.

Exhibit No.	Description
10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.
10.20.3*	Loan and Security Agreement, dated March 15, 2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company
10.21*	Separation Agreement dated effective September 18, 2003 by and between J. Michael Miller and Centennial Specialty Foods Corporation.
10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.
10.23*+	2004 Stock Incentive Plan
10.24*	Amendment No. 1 to Loan and Security Agreement
10.25*	Amendment No. 2 to Loan and Security Agreement
10.26*+	Employment Agreement, effective February 28, 2005, by and between Centennial Specialty Foods Corporation and Douglas L. Evans.
11.1	Statement Re: Computation of per Share Earnings (see financial statements)
31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.
31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.
32.1#	Section 1350 Certification
32.2#	Section 1350 Certification
99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

# Filed herewith.
* Previously filed.
+ Identifies each management contract or compensatory plan or arrangement.

@         Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Omitted Text”). The full text of this Exhibit will be filed separately with the Secretary of the Commission with the Omitted Text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL SPECIALTY FOODS CORPORATION

May 16, 2005	By:	/s/ JEFFREY R. NIEDER
Jeffrey R. Nieder Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION

May 16, 2005	By:	/s/ DOUGLAS L. EVANS
Douglas L. Evans Chief Financial Officer