Form 10QSB
period 2005-06-30
CENTENNIAL SPECIALTY FOODS CORP
filed 2005-08-22
CIK 1227167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number: 001-31816

Centennial Specialty Foods Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	55-0825751
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10700 E. Geddes Ave. #170 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 292-4018

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Number shares of common stock outstanding at the latest practicable date: July 31, 2005: 5,050,000.

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004

Consolidated Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2004

Consolidated Unaudited Statements of Cash Flows for the Six MonthsEnded June 30, 2005

Notes to Consolidated Unaudited Financial Statements

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of the Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signature Page

Exhibits

Exhibit 10.27 – Third Amendment to Loan and Security Agreement

Exhibit 31.1 – Rule 13a-14(a) Certification of CEO

Exhibit 31.2 – Rule 13a-14(a) Certification of CFO

Exhibit 32.1 – Section 1350 Certification of CEO

Exhibit 32.2 – Section 1350 Certification of CFO

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$658,082	$415,597
Accounts receivable, net of allowance for doubtful accounts of $30,403 and $25,483, respectively	164,361	341,671
Income taxes receivable	14,478	14,478
Inventory, net	1,389,158	1,894,927
Prepaid expenses	81,902	153,219
Total current assets	2,307,981	2,819,892

Non-current assets
Property, plant and equipment, net	5,811,147	5,914,186
Goodwill, net	1,634,079	1,634,079
Other assets	3,771	56,488
Total non-current assets	7,448,997	7,604,753

Total assets	$9,756,978	$10,424,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable – trade	$9,193	$394,830
Accrued liabilities	769,267	800,473
Total current liabilities	778,460	1,195,303

Long-term debt	2,525,622	2,436,387
Deferred tax liability	—	77,015
Total long-term liabilities	2,525,622	2,513,402
Total liabilities	3,304,082	3,708,705

Commitments and contingencies

Stockholders’ equity
Preferred stock (liquidation preference $11,250,000 and $10,750,000, respectively), 3,000,000 shares authorized, 2,000,000 shares issued and outstanding, $5 stated value, 10% dividend	2,334,785	2,334,785
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,050,000 shares issued and outstanding	505	505
Additional paid-in capital	5,794,036	5,794,036
Accumulated deficit	(1,676,430)	(1,413,386)
Total stockholders’ equity	6,452,896	6,715,940

Total liabilities and stockholders’ equity	$9,756,978	$10,424,645

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$929,277	$947,064	$1,878,232	$2,074,547

Cost of goods sold	722,192	873,715	1,436,325	1,619,890

Gross profit	207,085	73,349	441,907	454,657

Selling, general and administrative expenses	482,674	735,010	1,017,771	1,312,698

Loss from operations	(275,589)	(661,661)	(575,864)	(858,041)

Other income (expense)
Interest expense	(48,636)	(31,223)	(95,552)	(143,228)
Rent income	172,776	146,710	331,357	305,291
Total other income	124,140	115,487	235,805	162,063

Loss before income taxes	(151,449)	(546,174)	(340059)	(695,978)

Income tax benefit – deferred	7,226	202,084	77,015	257,512
Total income tax benefit	7,226	202,084	77,015	257,512

Net loss	$(144,223)	$(344,090)	$(263,044)	$(438,466)

Net loss before preferred stock dividends	$(144,223)	$(344,090)	$(263,044)	$(438,466)

Preferred stock dividends – paid	—	—	—	(250,000)
Preferred stock dividends – arrears	(250,000)	(250,000)	(500,000)	(250,000)
Total preferred stock dividends	(250,000)	(250,000)	(500,000)	(500,000)

Net loss available to common shareholders	$(394,223)	$(594,090)	$(763,044)	$(938,466)

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.15)	$(0.19)

Basic and diluted weighted average common shares outstanding	5,050,000	5,050,000	5,050,000	5,050,000

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Consolidated Unaudited Statements of Cash Flows

	For the Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(263,044)	$(438,466)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	112,642	116,960
Deferred income taxes	(77,015)	(257,512)
Changes in assets and liabilities
Accounts and other receivables	177,310	(129,685)
Inventory	505,769	(716,111)
Prepaid expenses	71,317	79,596
Other assets	45,027	—
Accounts payable – trade	(385,637)	(748,364)
Accrued liabilities	(31,206)	24,968
Related party payable	—	(195,394)
	418,207	(1,825,542)
Net cash provided (used) by operating activities	155,163	(2,264,008)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,913)	(18,220)
Net cash used in investing activities	(1,913)	(18,220)

Cash flows from financing activities:
Net proceeds from revolving line of credit	89,235	2,084,750
Payments on long-term debt	—	(4,253,704)
Payments on note payable - stockholder	—	(908,900)
Payment of financing costs	—	(7,671)
Payment of preferred stock dividends	—	(422,603)
Net cash provided (used) by financing activities	89,235	(3,508,128)

Increase (Decrease) in cash and cash equivalents	242,485	(5,790,356)

Cash and cash equivalents at beginning of period	415,597	6,076,479

Cash and cash equivalents at end of period	$658,082	$286,123

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$93,737	$283,175

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Assignment of note receivable to major stockholder in satisfaction of related party payable	$—	$170,000

See notes to unaudited consolidated financial statements.

CENTENNIAL SPECIALTY FOODS CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Centennial Specialty Foods Corporation (Centennial) is a holding company that was formed under Delaware law in February 2003 for the purpose of acquiring Stokes Ellis Foods, Inc. and its wholly owned subsidiary Stokes Canning Company (collectively Stokes).  Effective October 29, 2003, Centennial acquired Stokes concurrently with its initial public offering.

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

Management’s Plan

The Company’s board of directors previously authorized management to pursue a wide range of strategic alternatives in order to maximize value for its shareholders given the poor performance in the California expansion market.  The Company has explored a number of options with various groups in order to evaluate alternatives to grow or enhance its operations; however, no definitive plans or agreements have been reached.  The Company also engaged an outside advisory group with substantial food industry experience to evaluate strategic alternatives.  The advisory group’s findings were not favorable regarding the Company’s ability to find a strategic alternative within the food industry that would allow the Company to grow and maximize shareholder value, indicating that liquidating the assets of the Company may be the most practical solution.  The Company is, therefore, also considering strategic alternatives outside of the food industry.  In the event the Company is unable to find a viable strategic alternative through a merger or capital infusion, the Company’s common stock will most likely be delisted by the Nasdaq Stock Market, as the continued listing requirements will not be met.  In the event the Company’s stock is delisted by the Nasdaq Stock Market, the Company intends to reorganize its corporate overhead structure in an effort to reduce expenses.  This reorganization may include a “Notice of Termination of Registration of a Class of Securities” with the Securities and Exchange Commission (SEC) which will allow the Company to cease all SEC filing requirements, and which management estimates will also save the Company approximately $350,000 in annual expenses associated with the SEC filing requirements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centennial Specialty Foods Corporation, Stokes Ellis Foods, Inc. and subsidiary, Stokes Canning Company (collectively the Company).  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The interim consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of the entire year.  The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Company’s annual Form 10-KSB filing.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce the Company’s credit risk.

The Company had four customers that accounted for 31%, 21%, 17% and 8% of total sales for the three months ended June 30, 2005 and four customers that accounted for 33%, 17%, 12% and 12% of total sales for the three months ended June 30, 2004.  These four customers accounted for 28%, 13%, 13% and 2% of total accounts receivable at June 30, 2005.

The Company had four customers that accounted for 29%, 19%, 19% and 8% of total sales for the six months ended June 30, 2005 and four customers that accounted for 28%, 16%, 13% and 13% of total sales for the six months ended June 30, 2004.  Three of these customers accounted for 35%, 16% and 16% of total accounts receivable at December 31, 2004.

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

The carrying amount of the revolving line of credit approximates fair value as of June 30, 2005 as the interest rate on this instrument approximates market interest rates.

Revenue Recognition

The Company recognizes revenue upon the shipment of canned food products to the customer.  Provisions are made for estimated product returns and sales allowances.

Billback discounts, Promotional allowances, Cash discounts and Slotting fees

The Company offers various discounts and promotional allowances to customers including billback discounts in which retailers are given discounts once products are sold through store registers.  These discounts and allowances are recorded as a decrease to sales in the period incurred.  As of June 30, 2005, the Company has recorded an estimated allowance of approximately $235,000 for potential return or disposition of product by California retailers, the majority of which have discontinued the Company’s products.  In addition, the Company pays slotting fees to customers to obtain shelf space in retail locations.  These one-time fees are non-refundable and are netted against sales in the period incurred.  Slotting fees for the six months ended June 30, 2005 represent amounts charged by an existing retail customer in California for placement of additional items on store shelves.  The retail customer initially represented that no slotting fees would be charged.

Discounts, promotional allowances and slotting fees are summarized below for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Billback discounts & returns allowance	$195,505	$60,151	$285,805	$87,491
Promotional allowances	125,570	128,430	215,785	223,335
Cash discounts	24,836	23,436	47,491	42,391
Total discounts and allowances	345,911	212,017	549,081	353,217
Slotting fees	—	427,380	86,000	458,287
Total adjustments to gross sales	$345,911	$639,397	$635,081	$811,504

Shipping Expense

Shipping and handling expense is comprised of costs to store, move, prepare and ship product to customers and has been included in cost of goods sold.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the three months ended June 30, 2005 and 2004 were $40,646 and $124,601, respectively, and for the six months ended June 30, 2005 and 2004 were $81,850 and 175,388, respectively.

Basic and Diluted Loss Per Common Share

In accordance with SFAS No. 128 Earnings per Share, basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution to basic earnings (loss) per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares outstanding during the period.  As the Company has incurred a net loss available to common shareholders for the three and six months ended June 30, 2005 and 2004, the Company has excluded the effects of the common shares issuable upon the exercise of warrants or stock options since their effect is anti-dilutive.

Stock Based Compensation

The Company has adopted both SFAS No. 123 Accounting for Stock-Based Compensation, which requires disclosure of the fair value and other characteristics of stock options, and SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, which requires more prominent disclosure about the effects of an entity’s accounting policy decision with respect to stock based compensation on reported net income.  The Company has chosen under the provisions of SFAS No. 123 to continue using the intrinsic-value method of accounting for employee stock compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25).  Accordingly, no compensation cost has been recorded for the stock option plans.  Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted loss per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net loss available to common shareholders – as reported	$(394,223)	$(594,090)	$(763,044)	$(938,466)
Employee stock-based compensation determined under the fair value method	—	—	(51,820)	—
Pro forma net loss available to common shareholders	$(394,223)	$(594,090)	$(814,864)	$(938,466)
Basic and diluted loss per common share – as reported	$(0.08)	$(0.12)	$(0.15)	$(0.19)
Basic and diluted loss per common share – pro forma	$(0.08)	$(0.12)	$(0.16)	$(0.19)

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company is required to adopt SFAS No. 123(R) on January 1, 2006.  Among other items, the new standard will require the Company to expense future stock options issuances in the financial statements.  Pro forma disclosure is no longer an alternative.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect, if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

Note 2 - Long-Term Debt

At June 30, 2005 and December 31, 2004, long-term debt consisted of $2,525,622 and $2,436,387, respectively, in advances under a senior revolving line of credit.  The revolving line of credit matures December 31, 2006 and accrues interest at the bank’s base rate plus 1.5%, or 7.5% at June 30, 2005.  The borrowing base is limited to the sum of 70% of the appraised value of the Company’s production plant, 75% of eligible accounts receivable and 50% of finished goods inventory.  Based upon these allowable percentages and the amended credit limit of $4,000,000, the Company had a total of $1,474,378 in funds available under the revolving line of credit at June 30, 2005.  The facility calls for an unused revolver commitment fee of 0.5% per annum which is paid quarterly in an amount equal to the average daily unused portion of the revolving credit facility times 0.5% per annum.  The facility is collateralized by a first mortgage on the Company’s production building and underlying land.  The facility is also collateralized by substantially all assets of the Company, including accounts receivable and inventory, and an assignment of the co-packing agreement with its supplier.  The facility is also subject to certain restrictive covenants.

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

•                  Unless the Company requests loan availability in excess of $3,000,000, the minimum debt service coverage ratio will not be activated.  If the Company requests loan availability in excess of $3,000,000, the debt service coverage ratio will be activated for the quarter ending December 31, 2005.

As of June 30, 2005, the Company exceeded its minimum consolidated net worth covenant requirement by $52,896.   However, subsequent to June 30, 2005 the Company was in violation of its minimum consolidated net worth covenant, due in part to anticipated shortfall production penalties related to the contract year ending June 30, 2006.  In August 2005, the Company and its bank amended the existing loan and security agreement and reduced the consolidated net worth covenant requirement to $5,700,000 for periods subsequent to June 30, 2005.  See Note 5 for further discussion.  In addition, the Company would not meet the required debt service coverage ratio if it had to comply with the ratio as of June 30, 2005.

The Company believes it will be required to refinance this line of credit when it matures on December 31, 2006 as the Company does not expect it will generate earnings sufficient to retire the debt before maturity.

Note 3 – Preferred Stock Dividends

The Company’s board of directors did not declare preferred stock dividends for the three or six months ended June 30, 2005 as the Company’s net worth was below the $7,000,000 requirement for distribution of dividends pursuant to the Company’s senior revolving line of credit agreement with its bank.  As the preferred stock dividends are cumulative dividends, an additional $250,000 of unpaid dividends has been placed in arrearage for the three months ending June 30, 2005 increasing the total dividends in arrears to $1,250,000.  Accordingly, the original $10,000,000 liquidation preference on the preferred stock has been increased to $11,250,000.

Note 4 – Commitments and Contingencies

Purchase Commitments

The Company had outstanding purchase commitments for finished inventory as of June 30, 2005 and December 31, 2004 of approximately $0 and approximately $262,000, respectively.  The Company also had an outstanding purchase commitment as of June 30, 2005 of $248,000 to be paid in September 2005 for diced green chile, the primary ingredient in its green chile sauces.

Co-Pack and Warehousing Agreement

In conjunction with its Plant and Equipment Lease, the Company entered into a Co-Pack and Warehousing Agreement with the same lessee.  Under the terms of the agreement, the lessee will produce, package, and warehouse the products the Company sells and distributes.  As part of the agreement, the Company must purchase

585,053 12-pack (15 oz.) equivalent cases of product during each contract year or pay a shortage fee of $0.80 for every 12-pack (15 oz.) equivalent case short.  The Company incurred $236,963 in shortage fees related to the contract year ending June 30, 2005 as the Company did not meet the required throughput requirement as a result of current inventory levels and minimal sales in the California market.  These shortage fees were estimated and recorded at December 31, 2004 as the Company did not anticipate it would meet the throughput requirement.  In addition, the Company expects it will incur an estimated $250,000 to $350,000 in shortfall fees for the contract year ending June 30, 2006.  The Company also pays $0.033 per case fee per month if storage of product based upon the pack plan exceeds 30 days due to the Company’s shipping schedule.  The agreement expires January 26, 2010.

Litigation with Tenant and Sole Supplier

In February 2005, the Company’s tenant and sole supplier filed a lawsuit in Adams Country Colorado District Court against the Company’s wholly owned subsidiary, Stokes Canning Company (“Stokes”), seeking to recover approximately $400,000 in costs paid by tenant for construction of a wastewater treatment system at the plant owned by Stokes.  Additionally, the tenant contends that the costs of certain future improvements for the facility should be paid for by Stokes.  The Company contends that the costs for the wastewater treatment project as well as future improvements for the facility are the responsibility of the tenant and disputes the tenant’s claims.  The Company will vigorously defend any and all claims by the tenant.  In March 2005, the Company filed various counterclaims against the Company’s tenant and sole supplier.  The dispute has been scheduled for a two week trial beginning on January 17, 2006.

Delisting of Common Stock by the Nasdaq Stock Market

In March 2005, the Company received a notice from the staff of The Nasdaq Stock Market (the “Staff”) stating that the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion pursuant to Marketplace Rule 4310(c)(4) (the “Rule”).  In accordance with the Rule, Nasdaq informed the Company that it will have until August 29, 2005 to regain compliance with the Rule.  In order to regain compliance with the Rule, the bid price for the Company’s common stock must close at, or above, $1.00 per share for at least 10 consecutive business days.  If compliance with the Rule is not demonstrated by August 29, 2005, the Company may be provided an additional 180 calendar days by Nasdaq to regain compliance if it meets the initial listing requirements as set forth in Marketplace Rule 4310(c), except for bid price.  The Company does not believe it will be eligible for the additional compliance period as it will not meet the initial listing requirement of $5 million in market value of publicly held shares excluding shares held by officers, directors and beneficial owners of 10% or more of our common stock.  If the Company is not eligible for an additional compliance period, the Nasdaq staff will provide written notification that the Company’s securities will be delisted.  At that time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.

Employment Contracts

In the event the Company is unable to find a viable strategic alternative through a merger or capital infusion, the Company expects to take actions to reduce its corporate overhead.  These actions will most likely include termination of employees under employment contracts.  Under these employment contracts, the Company is required to give 90 days notice of termination and pay severance payments equal to six months’ salary and health and life insurance benefits for 12 months from the date of the termination of employment.  The Company estimates the total cost of severance to be approximately $400,000.

Note 5 – Subsequent Event

Subsequent to June 30, 2005, the Company determined it was in violation of its consolidated net worth covenant with its bank.  In August, the Company and its bank amended the existing loan and security agreement and reduced the consolidated net worth covenant requirement to $5,700,000 for periods subsequent to June 30, 2005.

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

OVERVIEW

We are a specialty branded food company that distributes and sells our ethnic Southwestern sauces and food products in the Mexican food segment of the domestic food industry. Our Stokes and Ellis labels, two Southwestern brands, are each now nearly 100 years old and are well-recognized in our primary market of Colorado. Our best-selling products are our Stokes Green Chile Sauces, offered in five varieties, four of which are ranked in retail sales as the most popular Mexican sauces in Colorado and which are among the 25 best selling Mexican food products retailed in Colorado, according to Information Resources, Inc., an independent market research firm. Our products are currently sold in leading grocery retailers, superstores and club stores such as Kroger, Safeway, Wal-Mart, Sam’s Club, Albertson’s and Costco, through locations primarily in Colorado, Arizona, California and in a small number of major metropolitan markets in adjoining states.  In the California market, which was the significant part of our 2004 expansion plan, sales of our products have been very minimal and we have been discontinued by substantially all of the retailers in that market.  We expect to exit the California market shortly.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2005 and 2004, the percentage of net sales represented by the specified items included in our unaudited consolidated statements of operations.  We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical consolidated results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	Consolidated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	77.7	92.3	76.5	78.1
Gross profit	22.3	7.7	23.5	21.9
Selling, general and administrative expenses	51.9	77.6	54.2	63.3
Loss from operations	(29.6)	(69.9)	(30.7)	(41.4)
Total other income	13.4	12.2	12.6	7.8
Income tax benefit (expense)	0.8	21.3	4.1	12.4

Net loss	(15.4)%	(36.3)%	(14.0)%	(21.1)%

Net Sales

Our net sales are comprised of gross sales reduced by promotional allowances, billback discounts, cash discounts and slotting fees.  The following table sets forth these components to provide a more thorough understanding of net sales.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2005	2004	2005	2004

Sales – Stokes		$1,023,997	$1,230,228	$1,952,299	$2,129,317
Sales – Ellis		251,191	356,233	561,014	756,734
Gross sales		1,275,188	1,586,461	2,513,313	2,886,051
Less:	Promotional allowances, billback discounts and cash discounts	345,911	212,017	549,081	353,217
Net sales before slotting fees		929,277	1,374,444	1,964,232	2,532,834
Less:	Slotting fees	—	427,380	86,000	458,287

Net sales		$929,277	$947,064	$1,878,232	$2,074,547

•                  Sales – Stokes – Sales of our Stokes green chile sauces decreased $0.2 million for the three months ended June 30, 2005 and $0.2 million for the six months ended June 30, 2005 compared to the same periods in 2004due to minimal orders being received from customers in California during 2005 versus the initial orders placed by such customers during the same period in 2004.  We have been discontinued by substantially all of the retailers in the California market and do not anticipate any significant future sales to remaining customers in the California market.  We expect to exit the California market shortly.  We have recorded all Stokes product inventory at the lower of cost or market.

•                  Sales – Ellis – Sales of our Ellis branded products continued to decrease as a result of our efforts to reduce sales of low-margin products.  Sales of the Ellis products decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.  Cost increases from our supplier as well as strong price competition in the commodity products category, in which many Ellis products are classified, have resulted in some of the Ellis products no longer generating positive sales margins within certain markets and customers.  We have eliminated sales of such products within those markets and customers, which resulted in decreased sales of Ellis products.  We have recorded all Ellis product inventory at the lower of cost or market.

•                  Promotional allowances, billback discounts and cash discounts – Promotional allowances and discounts increased $0.1 million and $0.2 million for the three and six months, respectively, compared to the same periods in 2004.  These increases were attributable to increased reserves related to potential return or disposition of product by California retailers due to our products being discontinued at substantially all retail customers in the California market.  As of June 30, 2005, we have recorded an estimated reserve for return or disposition of California product of approximately $235,000.  We expect to exit the California market shortly and may incur additional costs associated with product returns from the remaining few customers.

•                  Net sales before slotting fees – Net sales before slotting fees decreased $0.4 million and $0.6 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  These decreases were primarily a result of reduced sales of the Stokes and Ellis lines of products as well as the increase in reserves related to our products being discontinued at retail customers in the California market.

•                  Slotting fees – Slotting fees decreased $0.4 million and $0.4 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  This was a result of no expansion efforts during 2005.  An existing retail customer in the California market deducted $86,000 in slotting fees during 2005 for placement of additional items in which the retailer had previously represented that slotting fees would not be charged.  While we will not be recovering the slotting costs incurred, we are working with the customer to sell through existing customer inventories in order to minimize potential product returns.  We do not expect to incur significant slotting fees during the next twelve months.

•                  Net sales – Net sales decreased $0.02 million and $0.2 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 due to the reasons set forth above.

Gross profit

Gross profit increased $0.1 million for the three months ended June 30, 2005 and remained relatively flat for the six months ended June 30, 2005 compared to the same periods in 2004.  In addition to the reasons set forth above, the increase in gross profit for the three months ended June 30, 2005 as well as the relatively flat gross profit for the six months ended June 30, 2005 was primarily attributable to significantly less slotting fee spending during the three and six months ended June 30, 2005 as compared to the same periods in 2004.

Gross profit as a percentage of net sales before slotting fees decreased to 22% (or a 14% decrease) for the three months ended June 30, 2005 and decreased to 27% (or a 9% decrease) for the six months ended June 30, 2005 as compared to the same periods in 2004 due to the increased level of sales reserves for returns as well as increases in cost of sales resulting from retailer charges for damaged product.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.3 million for the three months ended June 30, 2005 and $0.3 million for the six months ended June 30, 2005 compared to the same periods in 2004. These decreases were primarily comprised of a decrease in selling and marketing spending related to our expansion efforts which was offset by an increase in legal fees associated with the lawsuit with our tenant and sole supplier.

The provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased audit fees and administrative costs to us as we comply with these requirements.  The SEC’s recent announcement delays the effective date of compliance under Rule 404 of the Sarbanes-Oxley Act for us until the year ending December 31, 2006. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage we consider to be adequate. The impact of these events could also make it more difficult for us to attract qualified persons to serve on our board of directors, our board committees, or as executive officers.  We are unable to determine the exact amount of additional costs we may incur, but we estimate such incremental costs could be in the range of $125,000.

Loss from operations

Loss from operations decreased $0.4 million and $0.3 million for the three and six months ended June 30, 2005, respectively, over the same periods in 2004 to $275,589 and $575,864, respectively.  This decrease was primarily attributable to decreased slotting fees and decreased sales and marketing spending.

Other income and (expenses)

Other income consisted of production facility income.  Production facility income included rental income and EBITDA sharing income, which were reduced by production shortfall fees, all of which are related to the Lease Agreement and Co-Pack & Warehousing Agreement with Hoopeston.  Production facility income remained relatively flat for the three and six months ended June 30, 2005 compared to the same periods in 2004.  We previously recorded approximately $0.25 million of production shortfall fees in the year ended December 31, 2004 related to the contract year ended June 30, 2005.  Given our existing inventory levels and discontinued sales in California, we anticipate we will be liable for shortfall fees for the contract year which began July 1, 2005 and ends June 30, 2006, as our production requirements are expected to decrease over the next 12 months.  In addition, our tenant and sole supplier has informed us that it does not anticipate any EBITDA sharing income for the contract year ended June 30, 2005 and its current projections do not forecast any EBITDA sharing for the contract year ending June 30, 2006.

Other expenses were comprised entirely of interest expense and increased slightly for the three months ended June 30, 2005 compared to the same period in 2004 as a result of increased borrowings on our line of credit.  Interest expense decreased $0.05 million for the six months ended June 30, 2005 as a result of retiring certain long-term debt using initial public offering proceeds and repaying loans from our majority stockholder and other individual lenders using lower interest rate funds from our revolving line of credit that we obtained in March 2004.

Net loss before income taxes

Net loss before income taxes decreased $0.4 million and $0.4 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 primarily as a result of the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of June 30, 2005 consisted of $0.7 million in cash and cash equivalents and approximately $1.5 million available under our senior revolving line of credit.  We generate cash through product sales and lease of our plant and equipment.  We require capital to finance inventory and accounts receivable, pay slotting fees to grocery chain retailers, pay operating costs, pay interest on our existing debt obligations and pay dividends on our preferred stock.  We currently have sufficient cash and liquidity available to fund current operating needs excluding preferred stock dividends; however, we violated our minimum consolidated net worth covenant of $6.4 million subsequent to June 30, 2005, due in part to anticipated shortfall production penalties for the contract year ending June 30, 2006.  In August 2005, we amended the existing loan and security agreement and reduced the consolidated net worth requirement to $5.7 million for periods subsequent to June 30, 2005.  Our line of credit matures December 31, 2006.  Given our current operating performance, we do not anticipate we will be able to pay off the line of credit prior to its maturity.  If we are unable to pay off the line of credit prior to its maturity at December 31, 2006, we will be required to refinance the debt.  We cannot ensure we will be able to refinance the debt when it matures.

Operating:  Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2005 and consisted primarily of collection of accounts receivable and sales and existing inventories.  We did not produce any significant inventory products during the six months ended June 30, 2005 due to the levels of inventory on hand.

Financing:  Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2005 and was comprised of advances under our senior revolving line of credit to pay interest on the line of credit.

Our board of directors did not declare any preferred stock dividends for the three months ended June 30, 2005.  Preferred stock dividends are placed in arrearage as they are cumulative dividends.  Terms of our amended revolving line of credit prohibit us from paying dividends until we reach $7,000,000 in consolidated net worth.  A total of $1,250,000 of dividends were in arrears through June 30, 2005, resulting in a total liquidation preference for the preferred stock of $11,250,000 (the original $10,000,000, plus $1,250,000 of dividends in arrears).  See additional information regarding Preferred Stock liquidation preference under the “Risk and Uncertainties” heading.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following data summarizes our contractual obligations and commitments as of June 30, 2005:

	Payments due by periods
		Within	Years	Years	After
	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)
Contractual obligations:
Long-term debt	$2,526	$—	$2,526	$—	$—
Operating leases	81	43	38	—	—
Purchase obligations	248	248	—	—	—
Production obligations	2,382	705	936	741	—

Total contractual cash obligations	$5, 237	$996	$3,500	$741	$—

Long-term debt:  Long-term debt at June 30, 2005 consisted of $2.5 million in advances under our senior revolving line of credit. We intend to use this line of credit to fund our working capital requirements.  In March 2005, we amended our loan and security agreement for this line of credit with our bank.  As a result of this amendment, the total amount available under the line of credit was reduced from $5.0 million to $4.0 million until certain covenant levels are achieved.  The amendment also reduced our net worth covenant requirement to $6.4 million.  In addition, we amended our loan and security agreement in August 2005 as a result of violation of the consolidated net worth requirement subsequent to June 30, 2005 due in part to anticipated shortfall production penalties related to the contract year ending June 30, 2006.  As a result of this amendment, the consolidated net worth requirement was reduced to $5.7 million for periods subsequent to June 30, 2005.  As of June 30, 2005, we had approximately $1.5 million available under the line of credit to fund operations.  We believe we will be required to refinance this line of credit when it matures on December 31, 2006, as we will not generate earnings sufficient to retire the debt before maturity.

Operating leases:  Operating leases at June 30, 2005 consisted of an office space lease for our headquarters in Centennial, Colorado.

Purchase obligations:  Purchase obligations included an outstanding purchase commitment with an unaffiliated party as of June 30, 2005 of $0.25 million for diced green chile, the primary ingredient in our green chile sauces.  This obligation becomes due in September 2005.

Production obligations:  Production obligations represented minimum production requirements under our co-pack contract with Hoopeston.  We are required to purchase a minimum of 585,053 cases from Hoopeston in any contract year.  If we fall below the 585,053 case minimum, then we are required to pay a penalty of $0.80 for each case by which we fall short of the 585,053 case minimum.  As we have production completed by Hoopeston, this shortfall production obligation is reduced.  We incurred shortfall penalties of approximately $237,000 for the contract year ended June 30, 2005 which we accrued during the year ended December 31, 2004.  In addition, we anticipate we will incur an estimated $250,000 to $350,000 in shortfall penalties related to the upcoming contract year ending June 30, 2006 based upon our existing inventory levels, expected sales and limited production requests.

We do not anticipate any significant capital expenditure requirements for the next twelve months.

Debt Instruments, Guarantees and Related Covenants

Except as otherwise described in this Form 10-QSB, we have no debt instruments, guarantees or related covenants.

RISK AND UNCERTAINTIES

Exploring Alternatives

Our Board of Directors has authorized an exploration of strategic alternatives to maximize value for our shareholders.  Given the poor sales of our products in the California market, we have been evaluating our business plan and reviewing other alternatives, which may include other financing arrangements, mergers, acquisitions and joint ventures.  While we believe we have sufficient liquid resources available to continue our current operations, we recognize that any further significant expansion will require greater capital resources than we currently have available.  In addition, the costs of maintaining a public company in today’s environment are significant for a small company, especially given the Sarbanes-Oxley reporting requirements.  Accordingly, we have explored a number of options with various groups to review other alternatives to grow or enhance our operations; however, no definitive plans or agreements have been reached.  We also engaged an outside advisory group with substantial food industry experience to evaluate strategic alternatives.  The advisory group’s findings were not favorable regarding our ability to find a strategic alternative in the food industry that would allow us to grow and maximize shareholder value, indicating that liquidating the assets of the Company may be the most practical solution.  We are, therefore, also considering strategic alternatives outside of the food industry.  In the event we are unable to find a viable strategic alternative through a merger or capital infusion, our common stock will most likely become delisted, as described below, as the continued listing requirements will not be met.

The Liquidation Preference of our Preferred Stock Exceeds the Company’s Estimated Net Asset Value

As indicated above, we have not declared or paid any dividends on our Preferred Stock for the past five quarters.  As of June 30, 2005, a total of $1,250,000 of unpaid dividends have been placed in arrears, resulting in a total liquidation preference for our Preferred Stock of $11,250,000 (the original $10,000,000 liquidation preference plus $1,250,000 of dividends in arrears).  We expect that we will be unable to pay any Preferred Stock dividends for the foreseeable future, which will result in an additional $250,000 per quarter of dividends in arrears and a like amount of increase in liquidation preference for the Preferred Stock.

The liquidation preference of the Preferred Stock is currently in excess of the estimated net realizable value of the Companys’ net assets and this preference continues to increase by $250,000 per quarter.  The existence of the increasing amount of dividends in arrears on our Preferred Stock, as well as the resulting increasing size of the liquidation preference of the Preferred Stock, could be a significant negative factor in any party’s decision whether to explore any type of strategic alternative with us.  Our inability to generate net income based upon our business plan has resulted in not meeting our dividend obligation and causing the liquidation preference to continue to increase by $250,000 per quarter.  In addition, we do not expect to generate sufficient earnings to be able to pay dividends on our Preferred Stock for the foreseeable future, and our present line of credit does not allow us to pay the dividends until we meet certain net worth requirements.  Thus, the ability for the holders of our common stock to realize any value decreases as we continue to be unable to improve operating results and, therefore, continue to increase dividends in arrears on our Preferred Stock.  If we are unable to find a viable strategic alternative as discussed above, then the existing liquidation preference would most likely result in the holders of our common stock realizing little or no future value.

Delisting of Common Stock by The Nasdaq Stock Market

We were notified in March 2005 by the staff of The Nasdaq Stock Market (the “Staff”) that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion pursuant to Marketplace Rule 4310(c)(4) (the “Rule”).  In accordance with the Rule, Nasdaq informed us that we will have until August 29, 2005 to regain compliance with the Rule.  In order to regain compliance with the Rule, the bid price for our common stock must close at, or above, $1.00 per share for at least 10 consecutive business days.  If compliance with the Rule is not demonstrated by August 29, 2005, we may be provided an additional 180 calendar days by Nasdaq to regain compliance if we meet the initial listing requirements as set forth in Marketplace Rule 4310(c), except for bid price.  We do not believe we will be eligible for this additional compliance period because we will not meet the initial listing requirement of $5 million in market value of publicly held shares excluding shares held by officers, directors and beneficial owners of 10% or more.  If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted.  At that time we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.

To the extent we are unable to reach definitive plans or agreements related to a strategic alternative and appeal the Nasdaq staff’s determination to delist our securities, our securities will be delisted on August 29, 2005.  It is our belief that the delisting of our securities will further limit our ability to pursue strategic alternatives as our common stock will not be quoted on the Nasdaq market quotation system.  Furthermore, if our common stock is delisted from Nasdaq, we would likely be subject to the penny stock rules of the SEC, which generally have the effect of reducing the level of trading activity for stock.  An investor could find it more difficult to dispose of, or to obtain accurate quotation as to the market value of our common stock.  Additionally, if our common stock is delisted from the Nasdaq, an active and liquid trading market will not be sustained, which could limit the ability of our stockholders to sell their common stock at a desired price.

Elimination of SEC Reporting

In the event our stock is delisted, we will consider termination of our obligation to file reports with the SEC or otherwise be subject to the Securities Exchange Act of 1934 in order to save costs.  As a result, an investor’s ability to obtain current financial information about our operations and financial performance will be limited.

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

In March 2005, we answered the Hoopeston lawsuit and filed various counterclaims as part of that answer.  The counterclaims relate to certain breaches of contract by Hoopeston regarding the series of agreements originally entered into on January 26, 2001, as amended.  This lawsuit has been scheduled for a two week trial beginning on January 17, 2006.

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

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2005, we answered the Hoopeston lawsuit and filed various counterclaims as part of that answer.  The counterclaims relate to certain breaches of contract by Hoopeston regarding the series of agreements originally entered into on January 26, 2001, as amended.  The dispute has been scheduled for a two week trial beginning on January 17, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

We have $1,250,000 of preferred stock dividends in arrears as our board of directors did not declare any preferred stock dividends for the three month periods ended June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005 or June 30, 2005.  The preferred stock dividends will be placed in arrearage as they are cumulative dividends; however, our board of directors will not declare and we will not pay any preferred stock dividends until we have adequate consolidated net worth to maintain our consolidated net worth covenant with our bank.

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

10.12*	Lease Agreement, dated February 1, 2003, by and between HQ Global Workplaces and Centennial Specialty Foods Corporation.
10.13*	Charter of our Audit Committee.
10.14*	Charter of our Nominating Committee.
10.15*	Charter of our Compensation Committee.
10.16*	Charter of our Disclosure Committee.
10.17*	Form of Director and Officer Indemnification Agreement.
10.18*+	2003 Non-Employee Directors’ Stock Option Plan.

Exhibit No.	Description
10.19*	Professional Services Agreement, dated August 28, 2003, by and between Centennial Specialty Foods Corporation and Sterling Rice Group, Inc.
10.20.3*	Loan and Security Agreement, dated March 15, 2004, by and between Heartland Bank, Centennial Specialty Foods Corporation and Stokes Canning Company
10.21*	Separation Agreement dated effective September 18, 2003 by and between J. Michael Miller and Centennial Specialty Foods Corporation.
10.22*	Form of Promotional Share Escrow Agreement by and among the officers and certain stockholders of Centennial Specialty Foods Corporation and Centennial Specialty Foods Corporation.
10.23*+	2004 Stock Incentive Plan
10.24*	Amendment No. 1 to Loan and Security Agreement
10.25*	Amendment No. 2 to Loan and Security Agreement
10.26*+	Employment Agreement, effective February 28, 2005, by and between Centennial Specialty Foods Corporation and Douglas L. Evans.
10.27#	Amendment No. 3 to Loan and Security Agreement
11.1	Statement Re: Computation of per Share Earnings (see financial statements)
31.1#	Rule 13a-14(a) Certification of Chief Executive Officer of Centennial Specialty Foods Corporation.
31.2#	Rule 13a-14(a) Certification of Chief Financial Officer of Centennial Specialty Foods Corporation.
32.1#	Section 1350 Certification
32.2#	Section 1350 Certification
99.1*	Code of Ethics of Centennial Specialty Foods Corporation.

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

CENTENNIAL SPECIALTY FOODS CORPORATION

August 22, 2005	By:	/s/ JEFFREY R. NIEDER
Jeffrey R. Nieder
Chief Executive Officer

CENTENNIAL SPECIALTY FOODS CORPORATION

August 22, 2005	By:	/s/ DOUGLAS L. EVANS
Douglas L. Evans
Chief Financial Officer